Form 10QSB
period 1999-09-30
FREEPCSQUOTE COM
filed 2000-03-03
CIK 1087848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 1999
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
FreePCSQuote.com (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0420306 (I.R.S. Employer Identification No.)
5201 Gentle River Avenue, Las Vegas, NV (Address of principal executive offices)	89130 (Zip Code)
(702) 493-9698 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,970,000

FreePCSQuote.com
(A DEVELOPMENT STAGE COMPANY)
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FreePCSQuote.com

(A Development Stage Company)

BALANCE SHEET

AS AT

September 30, 1999

September 30 1999
ASSETS
CURRENT ASSETS
Cash	2,074
Total Current Assets	2,074
OTHER ASSETS	-0-
Total Assets	2,074

LIABILITIES & EQUITY
CURRENT LIABILITIES
Officers Advances (Note #6)	-0-
Total Current Liabilities	-0-
LONG-TERM LIABILITIES	-0-
Total Liabilities	-0-

STOCKHOLDERS' EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 1,970,000 common shares issued and outstanding as at September 30, 1999)	1,970
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at September 30, 1999)	-0-
Additional Paid in Capital	6,080
Retained Earnings or (Deficit)	(5,976)
Total Stockholders' Equity	2,074
Total Liabilities & Owner's Equity	2,074

Unaudited Financial Statements

See accompanying notes to financial statements

FreePCSQuote.com
(A Development Stage Company)
STATEMENT OF OPERATIONS
for the Three Months
Ended September 30, 1999

	Three Months Ended September 30, 1999	February 18, 1999 (inception) to September 30, 1999
REVENUE
Services	-0-	-0-
COSTS AND EXPENSES
Selling, General and Administrative	1,256	5,935
Bank Charges	18	41
Total Costs and Expenses	1,274	5,976
Net Ordinary Income or (Loss)	(1,274)	(5,976)
Weighted average number of common shares outstanding	1,970,000	1,970,000
Net Loss Per Share (Basic)	-0-	-0-
Net Loss Per Share (Diluted)	-0-	-0-

Unaudited Financial Statements

See accompanying notes to financial statements

FreePCSQuote.com

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

for the period

ended September 30, 1999

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage
	Shares	Amount
March 12, 1999 Issued for cash:	1,650,000	$1,650	-0-
April 5, 1999 Public Offering for cash:	295,000	$295	$5,605
April 5, 1999 Public Offering for corporate services:	25,000	$25	$475
Net Loss February 18, 1999 (inception) to September 30, 1999:				$(5,976)
Balance at September 30, 1999:	1,970,000	$1,970	$6,080	$(5,976)

Unaudited Financial Statements

See accompanying notes to financial statements

FreePCSQuote.com
(A Development Stage Company)
STATEMENT OF CASH FLOWS
for the Three Months
Ended September 30, 1999

	September 30 1999	February 18, 1999 (inception) to September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(1,274)	(5,976)
Issued Stock for Services	-0-	25
Changes in Assets and Liabilities
Increase in Officers Advances	-0-	-0-
Increase in accounts Payable	-0-	-0-
Net Cash provided by Operating Activities	(1,274)	(5,951)
CASH FLOWS FROM INVESTING ACTIVITIES	-0-	-0-
Net Cash provided by Investing Activities	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to Additional Paid In Capital	-0-	6,080
Sale of Common Stock	-0-	1,945
Net Cash provided by Financing Activities	-0-	8,025

Cash, beginning of period	3,348	-0-
Net increase (decrease) in cash	(1,274)	2,074
Cash, end of period	2,074	2,074

Unaudited Financial Statements

See accompanying notes to financial statements

FreePCSQuote.com

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com. The Company has yet to generate any significant revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company.

On March 12, 1999, the company issued 1,650,000 shares of its $0.001 par value common stock for cash of $1,650.00 to its directors.

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 295,000 shares of common stock at a price of $0.02 per share for a total amount raised of $5,900.00. In addition, the Company issued 25,000 shares of common stock for corporate services to the Company valued at $0.02 per share for a total of $500.00.

There have been no other issuances of common stock or preferred stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenue. Additionally, the Company does not have significant cash or other material assets, nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern indefinitely. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", Rule 505/506, once the Company is trading on the "Pink Sheets" or the OTC-BB. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. Until that time, the officers and or directors have committed to advancing the operating costs of the Company interest free.

FreePCSQuote.com

(FORMERLY FINDER KEEPERS, INC.)

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

September 30, 1999

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.

NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital eventually through a private offering, until that time, the officers and/or directors have committed to advancing the operating costs of the Company interest free. As of September 30, 1999, the amount advanced is $0.00.

NOTE 7 - STAFF ACCOUNTING BULLETIN 74

No recently issued accounting standards which have been issued, or ones that will be adopted at some near future date, have any material impact on these financial statements.

Item 2. Management's Discussion and Plan of Operation

A. Management's Plan of Operation

In its initial approximately eight (8) month operating period ended September 30, 1999, the Company incurred a net loss of $5,976 for selling, general and administrative expenses related to start-up operations.

On March 12, 1999, three (3) founding shareholders purchased 1,650,000 shares of the Company's authorized stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, in April of 1999, the Company completed an offering of three hundred twenty thousand (320,000) shares of the Common Stock of the Company to approximately twenty-three (23) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has one million nine hundred seventy thousand (1,970,000) shares of its $0.001 par value common voting stock issued and outstanding, which are held by approximately twenty-six (26) shareholders of record. The Company currently has no arrangements or commitments for accounts and accounts receivable financing.

Future operations may be dependent upon the Company's ability to secure sufficient sources of financing. The Company, however, believes it will be able to satisfy its obligations internally for the next twelve (12) months from the proceeds of its offering and through any future revenues the Company may experience. The Company does not expect to require additional sources of financing at this time, however, there can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms, in the event the Company requires such financing. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", Rule 505/506, once the Company is trading on the "Pink Sheets" or the OTC-BB. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. Until that time, the officers and or directors have committed to advancing the operating costs of the Company interest free.

This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently personalized telecommunications services to wireless communications customers. The Company designates as its priorities for the first twelve (12) months of operations as developing and marketing its services to establish its business in the telecommunications services industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. Future revenues and profits will depend upon various factors, including market acceptance of the Company's services, which is the Company's sole source of revenue. There can be no assurance, however, that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Additionally, a superior competitive service or technology could force the Company out of business.

The Company uses a significant number of computer software programs and operating systems in its internal operations, including financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" glitches could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its Web hosting service provider, to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business.

Management believes that the Company's future growth and success will not be largely dependent on its ability to develop or acquire products and technology to meet the evolving needs of its prospective customers. The Company believes that the long-term success of its product offerings and technology will not require substantial research and development.

The Company has yet to incur any research and development costs from February 18, 1999 (date of inception) through September 30, 1999. In addition, the Company does not anticipate incurring any substantial research and development costs through the fiscal and calendar year ending December 31, 2000.

B. Segment Data

As of September 30, 1999, the Company has generated no sales revenue. The Company has no other product or service line or division, which would generate revenues for the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed February 18, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted March 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

27.	Financial Data Schedule
Financial Data Schedule of FreePCSQuote.com ending September 30, 1999

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FreePCSQuote.com

(Registrant)

Date: February 22, 2000

By: /s/ Eric Borgeson

Eric Borgeson, Chairman of the Board, President and Chief Executive Officer

END 10Q