Form 10KSB
period 1999-12-31
FREEPCSQUOTE COM
filed 2000-04-14
CIK 1087848

United States
Securities and Exchange Commission
Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 000-26293

FreePCSQuote.Com

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0420306
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4395 Polaris Avenue
Las Vegas, NV	89103
(Address of principal exectuive offices)	(Zip code)

Registrant-s Telephone Number, Including Area Code: (702) 493-9698

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,970,300 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Currently, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant cannot be calculated. The Company-s Common Stock is not listed on the OTC-BB® or any national securities exchange as of April 11, 2000.

The number of shares of Common Stock outstanding as of December 31, 1999 was 1,970,300.

------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

---------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company-s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management-s Discussion and Analysis of Financial Condition or Plan of Operation."

PART I

ITEM 1 -- BUSINESS.

Overview

FreePCSQuote.Com ("FPCQ" or the "Company"), a Nevada corporation, incorporated on February 18, 1999, is a development stage company with a principal business objective to supply Internet data to users of alphanumeric pagers and PCS telephones.

Alphanumeric pagers are portable wireless communication devices capable of receiving and displaying transmissions in the form of numbers, letters, and alphabetic symbols (such as $, #, and @). PCS telephones are portable wireless telephones that operate on the PCS (Personal Communication Services) standard of digital wireless communications. The PCS family of wireless services uses the Global System for Mobile communications (GSM) digital technology, and offers the ability to customize service to meet the needs of the user. Just like alphanumeric pagers, PCS telephones are capable of receiving and displaying transmissions in the form of numbers, letters, and alphabetic symbols. This feature distinguishes PCS phones from regular cellular phones.

To date, the Company does not provide any information services. The Company will operate a world wide web site at FreePCSQuote.com. The Company will offer a wide range of information services over the Internet. These services will include: stock quotes, sports scores, weather information, and personal reminders. The Company is dedicated to providing information to alphanumeric pagers.

The Company will seeks to provide a broad spectrum of enhanced personal telecommunications services to businesses and individuals. The Company's strategy over the next approximately twelve (12) to twenty-four (24) months will be to enhance and expand content offerings, expand its subscriber base, promote and enhance brand awareness and capture and develop emerging revenue opportunities.

Industry Background

Recent technological developments in the paging industry include new paging services such as "confirmation" or "response" paging, narrowband PCS voice paging, two-way paging and notebook and sub-notebook computer wireless data applications. Industry sources estimate that there were approximately 43.1 million pagers in service in the United States at December 31, 1996, which were serviced by over 2,000 licensed paging companies. Of these paging companies, the ten largest serve approximately 80% of the total paging subscribers in the United States. From 1990 through 1996, the number of pagers in service in the United States grew at a compound annual rate of 27.0% and the number of pagers in service is projected to grow at a compound annual rate of approximately 9.0% from 1996 through 2001. Factors contributing to this growth include: (i) declining costs of service; (ii) increasing consumer awareness of the benefits of mobile communications; (iii) introduction of new or enhanced paging equipment and services; and (iv) expanding channels of distribution.

Recent technological developments in the wireless communications industry have allowed providers to offer new and enhanced services. For example, PCS providers are currently offering a variety of personal telecommunications services, many of which are similar to the Company's services. According to a 1998 Price Waterhouse survey, total PCS subscribers in the United States are projected to grow from less than 1 million in 1997 to approximately 45 million by 2001. These subscribers will use services provided through several different types of PCS technology, including time division multiple access, code division multiple access and newly developed PCS technologies using the 1910 MHz to 1930 MHz band. Current PCS-based service offerings include advanced paging and messaging for voice and data, including two-way messaging and facsimile transmission, next-generation mobile telephone service and two-way voice, data and video communications. Future PCS-based service offerings are expected to include personal digital assistants, portable facsimile machines, wireless replacements for portions of the wireline telephone network and other kinds of short-range communications.

The Company believes that future developments in the paging and wireless communications industry will include: (i) technological improvements that permit increased service and applications to a wider market on a cost-effective basis; (ii) consolidation of smaller, single-market operators into larger, multi-market paging companies; and (iii) increased numbers of pagers in service, as a result of general expansion into consumer and retail markets.

Principal Products and Services and Principal Markets

The Company intends to provide information services on it's web site, FreePCSQuote.com. These products will be provided via a reseller agreement with a vendor of this type of information and will include the following product lines:

WeatherWatch - A subscriber would be able to receive local forecasts for over 500 U.S. and Canadian cities.

WeatherWatch PLUS - WeatherWatch PLUS adds severe weather watches and warnings to the WeatherWatch service.

QuoteMinder - QuoteMinder will allow subscribers to receive quotes for U.S. and Canadian stocks and stock indices. Users will be able to configure triggers including time of day and price movements, limited to 10 symbols.

QuoteMinder PLUS - QuoteMinder PLUS adds unlimited number of stocks, volume info, volume alerts and volume triggers to QuoteMinder.

DateMinder - This service allows subscribers to set up reminders with personalized messages. One-time and recurring appointments can be scheduled.

LottoLine - Allows individuals to receive state lottery numbers for over 35 states. Numbers are available for most games within each state.

NewsWire - Users can receive national, international, political, business and technology news using pre-programmed summaries or powerful keyword triggers.

SportsCaster - Follow pro and college sporting events live, as they happen, right on a pager or PCS phone. Between games, keep up with news on the team too.

Horoscopes - Customers can get daily updates on their horoscopes straight from the L.A. Times.

Telecommunications Market Opportunity

The Company believes new trends are affecting how and where people access and absorb news and information. Business professionals are shifting their news consumption from home to the office, where speed, timeliness and efficiency are key requirements for the media they use. At the same time, new technologies like cellular telephones, fax machines and pagers are accelerating the pace of business and enabling people to work where and when they need to, from home, office and in transit. These technologies are blurring the line between personal and professional activities. As a result, people are increasingly making purchase decisions in the work environment and business people are emerging as "business consumers."

Distribution Methods of the Products or Services

Management's objective is to build a leadership position in personalized telecommunications services. The primary elements of the Company's business strategy are as follows:

Establish and Expand Subscriber Base

The Company strives to be recognized as a leader in the market for personalized telecommunications services catering to both businesses and individuals. The Company believes that name recognition is an important advantage in the telecommunications industry as products are generally available from numerous sources and buyers must trust in a supplier's reliability and credibility. To maximize customer awareness, expand its customer base cost effectively and avoid reliance on any one source of customers, the Company seeks to build brand recognition through multiple marketing channels, including, but not limited to, internet promotion and advertising, joint ventures, strategic partnerships, a referral program compensating business associates/existing clients who refer new clients or projects, and direct contact via telephone, mail and in person.

Enhance and Expand the Breadth and Depth of Customized Services

The Company intends to develop its array of personalized telecommunications services. Current planned services include financial information, sports information, weather forecasts, and personal reminders. The Company believes these services will provide it with opportunities to attract new subscribers.

Build Strong Brand Recognition

The Company believes that name recognition is an important advantage in the telecommunications industry as products are generally homogeneous and buyers must trust in a retailer's reliability and credibility. To maximize customer awareness, expand its customer base cost effectively and avoid reliance on any one source of customers, the Company seeks to build brand recognition through multiple marketing channels:

Web-based and traditional advertising. The Company intends to utilize aggressive online advertising to promote both its brand name and specific merchandising opportunities on a wide variety of Web sites, including major content and service providers, targeted computer-related sites and niche, special-interest sites. The Company also intends to conduct a more traditional media-based advertising campaign that may include television, radio and print advertising.

Linking and affiliate programs. To direct traffic to its Web site, the Company plans to create inbound links that will connect directly to the Company's Web site from other sites on the Web. These links, most of which the Company expects to be free to the Company, will allow potential customers to simply click on the link and become connected to the Company's Web site from search engines, manufacturers' Web sites and community and affinity sites.

Direct online marketing. The Company plans to market directly to its customers through electronic newsletters and intends to send targeted merchandising e-mails to discrete segments of its customer database based on purchasing history. The Company intends to continue to use the unique resources of the Internet as a low-cost means of personalized marketing.

Pursue Strategic Acquisitions and Alliances

The Company believes that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional or emerging telecommunications services and technologies, and experienced management. The Company believes that these acquisitions, if successful, will result in synergistic opportunities, and may increase the Company's revenue and income growth. However, of this, the Company can give no assurance. The Company intends to seek opportunities to acquire businesses, services and/or technologies that it believes will complement its business operations. The Company plans to seek opportunistic acquisitions that may provide complementary technology, expertise or access to certain markets.

In addition, the Company may seek to acquire certain component technologies that may provide opportunities to accelerate its service development efforts. No specific acquisition candidates have been identified, however, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

In addition, the Company may pursue strategic alliances with partners who have established operations. As part of these joint venture agreements, the Company may make investments in or purchase a part ownership in these joint ventures. The Company believes that these joint venture relationships, if successful, will result in synergistic opportunities, allowing the Company to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase the Company's revenue and income growth. No specific joint venture agreements have been signed, however, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

Status of Any Announced New Product or Service

The Company has limited operating history. The Company was organized on February 18, 1999. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan, and commencing with initial operational plans.

As of December 31, 1999, the Company has developed a business plan, recruited and retained a CEO, and established what steps need to be taken to achieve the results set forth in its attempt to be listed on the OTC-BB® . As a start-up and development stage company, the Company has no new products or services to announce

Customers

The Company will provide personalized telecommunications services to wireless customers worldwide. The Company plans to reach these customers via direct mail, telemarketing, the Internet and the referral process. As of December 31, 1999, no sales revenues have been generated by the Company. In addition, the Company does not expect to generate any sales revenues in the foreseeable future. The Company does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin, however.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company does not currently own any patents on its technologies. New proprietary technological advancements will be being protected as trade secrets until appropriate measure can be taken for protection. The Company believes, however, that its success and ability to compete is dependent in part on the protection of its potential trademarks, trade names, service marks, patents and other proprietary rights and technology. The Company intends to rely on trade secret, patent and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop products, technology and services that are similar or superior to those of the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary technology without authorization.

Policing unauthorized use of the Company's proprietary and other intellectual property rights, in the future, could entail significant expense and could be difficult or impossible. In addition, there can be no assurance that third parties will not bring claims of copyright, patent or trademark infringement against the Company or claim that certain of the Company's products, technology, processes or features violates a patent. There can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

Regulation

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations applicable to the telecommunications industry. However, due to the increasing popularity and use of the Internet and other telecommunication services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other telecommunications services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for personalized telecommunicaitons services may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or telecommunications industry, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have an adverse effect on the Company's business, prospects, financial condition and results of operations.

Liability for Information Retrieved from or Transmitted

Materials may be downloaded and publicly distributed by the telecommunications services operated or facilitated by the Company. These activities could result in potential claims against the Company for defamation, negligence, copyright or trademark infringement or other claims based on the nature and content of such materials. The government provides that no provider or user of an interactive information service shall be treated as the publisher or speaker of any information provided by another information content provider. If any third-party material on the Company's Web site contains informational errors, the Company may be sued for losses incurred in reliance on such information. While the Company intends to reduce its exposure to such potential liability through, among other things, provisions in member agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

Effect of Existing or Probable Government Regulations

The Company believes that the regulations governing the telecommunications industry will not have a material effect on its current operations. However, due to rapid changes in the way information is transmitted and reviewed, various federal and state agencies may propose new legislation which may adversely affect the Company's business, financial condition and results of operations.

Research and Development Activities

The market for telecommunications services and equipment has historically been characterized by frequent technological advances, evolving industry standards and escalating customer expectations. As a result, management believes that the Company's future growth and success will be largely dependent on its ability to develop or acquire products and services to meet the evolving needs of its prospective clients. The Company anticipates that the long-term success of its product offerings will require further product development. The Company expects to continually evaluate its products and services to determine what additional products or enhancements are required by the marketplace. The Company plans to develop and enhance its products and services internally to meet clients' needs, but if the Company can purchase or license proven products or services at reasonable costs it will do so in order to avoid the time and expense involved in developing such products or services.

The Company has yet to incur any research and development costs from February 18, 1999 (date of inception) through December 31, 1999.

Employees

As a start up company in the research and development phase - in order to more prudently manage the Company's limited resources, the Company presently has no (0) full time employees and one (1) part time employee. The Company's employee is currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employee are good.

The name, age and position of the Company's directors and executive officers are as follows:

Name	Age	Position
Eric Borgeson	24	President & CEO

Eric Borgeson, CEO and Chairman of the Board For the last five years Mr. Borgeson has worked for Passkey Systems, a direct mail company in Las Vegas, NV. (Passkey Systems is not affiliated with FreePCSQuote.com, Janeva Corporation, or Campbell Mello Associates.) Mr. Borgeson brings 4 years of technical and Internet expertise as well as keen marketing skills to the management of the Company. He brings an understanding of the need for fast information due to the coordination and involvement with fantasy sports leagues. He also is a versed day trader and recognizes the importance of stock quotes and information driven in a personal, easy to use fashion.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 4395 Polaris Avenue, Las Vegas, Nevada 89103. The office space is provided by the sole officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company-s common stock has been registered in a Form 10-SB filing with the SEC. The Form 10-SB is pending receipt of a notice of effectiveness for the Company-s common stock to be registered under the Securities Act of 1933. The Company's common stock is not traded on the Over-the-Counter Bulletin Board (OTC-BB® ) or any other national securities exchange as of April 11, 2000. The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner (1)	Number of Shares
		% of Class
Eric Borgeson	750,000	38.07%
Janeva Corporation*	450,000	22.84%
Campbell Mello Associates	450,000	22.84%
All Executive Officers and Directors as a Group	750,000	38.07%

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 4395 Polaris Avenue, Las Vegas, Nevada 89103.

  Bert K. Blevins III is the sole officer, director, and controlling shareholder of Janeva Corporation, and as such, is the only natural person who shares beneficial ownership of the shares of the issuer attributed to Janeva Corporation.

  The officers of Campbell Mello Associates, Inc. include Anthony M. Mello III (President, Chief Executive Officer, Secretary, and Treasurer), Glen E. Greenfelder, Jr. (Executive Vice President), and Antony Michel Santos (Vice President, Regulatory Compliance). The directors of Campbell Mello Associates, Inc. are Anthony M. Mello III, Glen E. Greenfelder, Jr., Michael Kelly, and Donald K. Miner. The shareholders of Campbell Mello Associates, Inc. include Anthony M. Mello III, Glen E. Greenfelder, Jr., Michael Kelly, and Donald K. Miner. Anthony M. Mello III, Glen E. Greenfelder, Jr., Michael Kelly, and Donald K. Miner B. Persons Sharing Ownership of Control of Shares No person other than Eric Borgeson, Janeva Corporation and Campbell Mello Associates owns or shares the power to vote ten percent (10%) or more of the Company's securities.

  Item 6. Management's Discussion and Analysis or Plan of Operation.

  FORWARD LOOKING STATEMENTS

  The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management-s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

  - the Company's status as a start-up company with less than two years of operating history;

  - the Company's expectation of significant losses during the first two years of operations;

  - the competitive disadvantage resulting from the Company's status as a highly-regulated, start-up company;

  - the Company's dependence on key management personnel;

  - the Company-s ability to implement developments in technology to be competitive.

  Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

  Overview

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.Com. The Company has yet to generate any revenues and in accordance with Statement of Finanical Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company. The Company-s objective is to to supply Internet data to users of alphanumeric pagers and PCS telephones. At the time of this filing, the Company has completed the development of its website. The Company, however, does not have any customers, nor its own products at the design, development, or marketing stage. The Company has filed a Form 10-SB voluntarily with the intention of establishing the fully reporting status with the SEC. The fully reporting status with the SEC is a necessary step in accomplishing the Company's goal of having its stock listed on the OTCBB in the future. Consequently, the Company will voluntarily continue to file all necessary reports and forms as required by existing legislation and the SEC rules.

  Management-s Plan of Operation

  Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to generate revenues from its products and services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company-s ability to cost effectively and efficiently provide enhanced personal telecommunications services to businesses and individuals. The Company's strategy over the next approximately twelve (12) to twenty-four (24) months will be to enhance and expand content offerings, expand its subscriber base, promote and enhance brand awareness and capture and develop emerging revenue opportunities.

  Realization of sales of the Company-s products and services during the fiscal year ending December 31, 2000, is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company-s business, results of operations and financial condition.

  The company intends to establish the fully reporting status with the SEC. The fully reporting status with the SEC is a necessary step in accomplishing the Company's goal of having its stock listed on the OTCBB in the future. Consequently, the Company will continue voluntarily to file all necessary reports and forms as required by existing legislation and the SEC rules.

  Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

  Results of Operations

  Period from February 18, 1999 to December 31, 1999.

  Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to completing its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

  Expenses. The Company incurred significant expenses for the operating period February 18, 1999 to December 31, 1999, totaling $7,569. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses.

  Net Loss. Due to the significant operating expenses, FreePCS experienced a net loss of $7,569. The Company anticipated incurring a loss during this initial commencement of operations until such time that it will realize revenues from providing interactive content to consumers.

  Liquidity and Capital Resources

  The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from supplying Internet data to users of alphanumeric pagers and PCS telephones during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

  Year 2000 Issue

  The "Year 2000" issue arises because many computerized systems use tow digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity-s ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved. If the Company is required to implement a contingency plan to remedy the predicament posed by the Year 2000 issue, such a plan or plans could have a material adverse effect on Finders Keepers business.

  Item 7. Financial Statements.

  FreePCSQuote.Com

  (A DEVELOPMENTAL STAGE COMPANY)

  FINANCIAL STATEMENTS

  December 31, 1999

  TABLE OF CONTENTS

BARRY L. FRIEDMAN, P.C. Certified Public Accountant 1582 TULITA DRIVE	OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123	FAX NO.(702) 896-0278

  INDEPENDENT AUDITORS' REPORT

  April 7, 2000

  Board of Directors
  FreePCSQuote.com
  Las Vegas, Nevada

  I have audited the Balance Sheet of FreePCSQuote.Com, (A Developmental Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period February 18, 1999, (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreePCSQuote.Com, (A Developmental Stage Company), as of December 31, 1999, and the results of its operations and cash flows for the period February 18, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Barry L. Friedman

  Barry L. Friedman

  Certified Public Accountant

  FreePCSQuote.Com

  (A Developmental Stage Company)

  December 31, 1999

  BALANCE SHEET

ASSETS
CURRENT ASSETS
Cash	$ 481

Total Current Assets	$ 481

OTHER ASSETS	$ 0

Total Other Assets	$ 0

TOTAL ASSETS	$ 481

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officers Advances (Notes #6)	$ 0
TOTAL CURRENT LIABILITIES	$ 0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 5,000,000 shares; issued and outstanding at December 31, 1999 - None
Common stock, $.001 par value, authorized 20,000,000 shares; issued and outstanding at December 31, 1999 - 1,970 300 shares	1970
Additional paid-in capital	6080
Deficit accumulated during the development stage	-7569

TOTAL STOCKHOLDERS' EQUITY	481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	481

  The accompanying notes are an integral part of these financial statements

  FreePCSQuote.Com

  (A Developmental Stage Company)

  February 18, 1999 ( Inception) to December 31, 1999

  STATEMENT OF OPERATIONS

INCOME
Revenue	$ 0

EXPENSES
Accounting	$ 1,700
Amortization	295
Bank Charges	64
Consulting Fees	500
CUSIP Fees	130
Edgar Fees	743
Filing Fees	85
Legal Expense	200
Office Expense	961
Officers Compensation	2000
Telephone	84
Transfer Fee	807
TOTAL EXPENSES	7569

NET LOSS	-7569

Weighted average
number of common
shares outstanding	1944966

Net loss per share -
Basic and diluted	$ -.0039

  The accompanying notes are an integral part of these financial statements

  FreePCSQuote.Com

  (A Developmental Stage Company)

  December 31, 1999

  STATEMENT OF IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development stage
	Shares	Amount
May 31, 1999 Issued for cash	1650000	$ 1650	$ 0	$ 0
April 5, 1999 public offering for cash	295000	+ 295	+ 5605
For corporate services	25000	+ 25	+ 475
Net Loss, February 18, 1999 (inception) to December 31, 1999				-7569
Balance, December 31, 1999	5,777,208	$ 5,777	$ 80,554	$ -68,700

  The accompanying notes are an integral part of these financial statements

  FreePCSQuote.Com

  (A Developmental Stage Company)

  February 18, 1999 ( Inception) to December 31, 1999

  STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ - 7569
Amortization	+ 295
Issued stock for services	+ 500
Changes in assets and liabilities
Organization Costs	- 295

Cash Flows from Investing Activities	0

Cash Flows from Financing Activities
Sale of Common Stock	+ 7550

Net increase in cash	+ 481

Cash, Beginning of Period	0

Cash, End of period	481

  The accompanying notes are an integral part of these financial statements

  FREEPCSQUOTE.COM

  (A Developmental Stage Company)

  NOTES TO FINANCIAL STATEMENTS

  December 31, 1999

  NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.Com. The Company has yet to generate any significant revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company.

  On March 12, 1999, the Company issued 1,650,000 shares of its $0.001 par value common stock for cash of $ 1,650.00 to its one director.

  On April 5, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 295,000 shares of common stock at a price of $0.02 per share for a total cash raised of $ 5,900.00. In addition, the Company issued 25,000 shares for corporate services valued at $0.02 per share for a total of $500.00.

  NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

  Accounting polices and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting.

  Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

  Earnings per share is computed using the weighted average number of shares of common stock outstanding.

  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

FREEPCSQUOTE.COM

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS CONTINUED

December 31, 1999

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenue. Additionally, the Company does not have significant cash or other material assets, nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern indefinitely. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", 505/506, once the Company is trading on the OTC-BB. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

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

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital through a state registered offering, until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free as and when needed. As of December 31, 1999m the amount advanced is zero.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incoproated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The Company does not currently have an employment agreement with its executive officer. The sole executive officer of the Company has drawn a total of $2,000 for compensation and has decided to defer from drawing additional salary from the Company. Over the next twelve (12) months, however, this executive officer is expected to draw the following annual compensation. The Company does not currently have an employee stock option plan.

Name of Individual or Identity of Group	Capacities in Which Remuneration was Recorded	Annual Compensation[1]
Eric Borgeson	President and CEO	$6,000

Footnotes to Executive Compensation:

  The Company-s sole executive officer has drawn compensation from FreePCS totaling $2,000 over a four month span during the operating period from inception (February 18, 2000) to fiscal year end (December 31, 1999). Mr. Borgeson has since elected to defer compensation until such time that the Company can prudently provide such cash outlays and the realization of significant revenues.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who have and elected to defer drawing a salary for the management of the Company, it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Because of the development stage nature of the Company and its relatively recent inception, February 18, 1999, the Company has no relationships or transactions to disclose. Campbell Mello Associates, Inc., was retained by FreePCSQuote.com, Inc., to prepare its initial Regulation D, Rule 504 offering document, as well as to prepare its Form 211 Information statement and the Form 10-SB Registration Statement. In exchange, Campbell Mello Associates, Inc., was paid a monetary sum along with 450,000 shares of common stock in the Company. eCom Corporation is an Internet service provider to FreePCSQuote.com. eCom Corporation provides its services to the Company at cost.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEPCSQUOTE.COM

By:

Date: April 11, 2000

/S/Eric Borgeson

President, Chief Executive Officer, and Director

INDEX TO EXHIBITS
Exhibit Number	Name and/or Identification of Exhibit
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed February 18, 1999
10.	(1) Material Contracts
11.	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
13.	(2) Annual or Quarterly Reports - Form 10-QSB
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of FreePCSQuote.Com ending December 31, 1999
  The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.
  The copy of this exhibit filed with the SEC pursuant to the necessary Quarterly Reporting Requirements on Form 10-QSB.