Form 10QSB
period 2000-03-31
FREEPCSQUOTE COM
filed 2000-05-22
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
FreePCSQuote.Com (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0420306 (I.R.S. Employer Identification No.)
4395 Polaris Avenue Las Vegas, Nevada (Address of principal executive offices)	89103 (Zip Code)
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,970,300

FreePCSQuote.Com
(A Development Stage Company)

Table Of Contents

Part I - Financial Information
Item 1. Audited Financial Statements

Barry L. Friedman, P.C.
Certified Public Accountant

INDEPENDENT AUDITORS' REPORT

May 18, 2000

Board of Directors
FreePCSQuote.com, Inc.
Las Vegas, Nevada

I have reviewed the accompanying Balance Sheet of FreePCSQuote.com, Inc. (A Developmental Stage Company), as of March 31, 2000, and December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the periods January 1, 2000, to March 31, 2000, and February 18, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreePCSQUOTE.Com, (A Developmental Stage Company), as of March 31, 2000, and December 31, 1999, and the results of its operations and cash flows for the periods January 1, 2000, to March 31, 2000 and February 18, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant

FreePCSQuote.Com
(A Development Stage Company)

BALANCE SHEET

ASSETS
	March 31, 2000	December 31, 1999
CURRENT ASSETS
Cash	$ 37	$ 481
TOTAL CURRENT ASSETS	$ 37	$ 481
OTHER ASSETS	$ 0	$ 0
TOTAL OTHER ASSETS	$ 0	$ 0
TOTAL ASSETS	$ 37	$ 481

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$ 0	$ 0
TOTAL CURRENT LIABILITIES	$ 0	$ 0
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value authorized 5,000,000 shares issued and outstanding at March 31, 2000 - None	$ 0	$ 0

Common Stock, $.001 par value authorized 20,000,000 shares issued and outstanding at December 31, 1999 - 1,970,000 shares March 31, 2000 - 1,970,000 shares	1,970	$ 1,970
Additional paid-in capital	6,080	6,080
Deficit accumulated during the development stage	(8,013)	(7,569)
TOTAL STOCKHOLDERS' EQUITY	$ 37	$ 481
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 37	$ 481

The accompanying notes are an integral part of these financial statements

FreePCSQuote.Com
(A Developmental Stage Company)

STATEMENT OF OPERATIONS

	Jan. 1, 2000, To March 31, 2000	February 18, 1999, to December 31, 1999	February 18, 1999 (inception) to March 31, 2000
INCOME
Revenue	$ 0	$ 0	$ 0
EXPENSES
Accounting	$ 0	$ 1,700	$ 1,700
Amortization	0	295	295
Bank Charges	27	64	91
Consulting Fees	0	500	500
Cusip Fees	0	130	130
Edgar Fees	0	743	743
Filing Fees	205	85	290
Legal Expense	0	200	200
Office Expense	0	961	961
Officers Compensation	0	2,000	2,000
Telephone	177	84	261
Web Hosting	35	0	35
Transfer Fees	0	807	807
TOTAL EXPENSES	$ 444	$ 7,569	$ 8,013
NET LOSS	$ (444)	$ (7,569)	$ (8,013)

Weighted average number of common shares outstanding	1,970,000	1,944,966	1,950,883
Net Loss per share - Basic and Diluted (Note #2)	$ (.0002)	$ (.0039)	$ (.0041)

The accompanying notes are an integral part of these financial statements

FreePCSQuote.Com
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional Paid-in capital	Deficit Accumulated During Development Stage
	Common Shares	Stock Amount
March 12, 1999 Issued for cash	1,650,000	$ 1,650	$ 0	$ 0

April 5, 1999 Public offering For cash: For corporate services:	295,000 25,000	295 25	5,605 475

Net loss, February 18, 1999 (inception) to December 31, 1999	.	.	.	(7,569)

Balance, December 31, 1999	1,970,000	$ 1,970	$ 6,080	$ (7,569)

Net loss, January 1, 2000 To March 31, 2000	.	.	.	(444)

Balance, March 31, 1999	1,970,000	$ 1,970	$ 6,080	$ (8,013)

The accompanying notes are an integral part of these financial statements

FreePCSQuote.Com
(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

	January 1, 2000 to March 31, 2000	February 18, 1999 To December 31, 1999	February 18, 1999 (inception) To March 31, 2000
Cash Flows from Operating Activities:
Net loss	$ (444)	$ (7,569)	$ (8,013)
Amortization			295
Issue common stock for Corporate Services	0	500	500

Changes in assets and liabilities
Organization Costs	0	0	0

Cash Flows from Investing Activities	0	0	0

Cash Flows from Financing Activities:
Sale of Common Stock	0	(7,550)	7,550
Net Increase in Cash	$ (444)	$ 481	$ 37
Cash, Beginning of period	481	0	0
Cash, End of period	$ 37	$ 481	$ 37

The accompanying notes are an integral part of these financial statements

FreePCSQuote.Com
(A Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31,2000, and December 31, 1999

Note 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.Com. The Company has yet to generate any revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company.

On March 12, 1999, the company issued 1,650,000 shares of its $0.001 par value common stock for cash of $1,650.00 to its directors.

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 295,000 shares of common stock at a price of $0.02 per share for a total amount raised of $5,900.00. In addition, the Company issued 25,000 shares of common stock for corporate services to the Company valued at $0.02 per share or $500.00.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

    The Company uses the accrual method of accounting.

    Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start - Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

    Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

    The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenue. Additionally, the Company does not have significant cash or other material assets, nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern indefinitely. It is the intent of the company to seek to raise additional capital via a private placement offering pursuant to Regulation "D," Rule 505/506, once the Company is trading on the "Pink Sheets" or the OTC-BB. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free.

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

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital eventually through a private offering, until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free. As of December 31, 1999, and March 31, 2000, the amount advanced is zero.

FreePCSQuote.Com
(A Development Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.Com. The Company has yet to generate any revenues and in accordance with Statement of Finanical Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company. The Company's objective is to supply Internet data to users of alphanumeric pagers and PCS telephones. As of March 31, 2000, the Company has completed the development of its website. The Company, however, does not have any customers, nor its own products at the design, development, or marketing stage.

Management's Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to generate revenues from its products and services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of March 31, 2000, the Company has not received any advancement of such funds. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

Realization of sales of the Company's products and services during the fiscal year ending December 31, 2000, is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition.

Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

Period from January 1, 2000 to March 31, 2000.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. The Company has not generated any revenues to date.

Expenses. The Company incurred expenses for the operating period January 1, 2000 to March 31, 1999, totaling $444.00. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses.

Net Loss. FreePCS experienced a net loss of $444. The Company has anticipated incurring a loss during this initial commencement of operations until such time that it will realize revenues from providing interactive content to consumers.

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

Year 2000 Issue

The "Year 2000" issue arises because many computerized systems use tow digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved. If the Company is required to implement a contingency plan to remedy the predicament posed by the Year 2000 issue, such a plan or plans could have a material adverse effect on FreePCSQuote's business.

Part II - Other Information

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed February 18, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted March 12, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

27.	Financial Data Schedule
Financial Data Schedule of FreePCSQuote.Com, ending March 31, 2000

Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FreePCSQuote.Com
(Registrant)

Date: May 19, 2000

By: /s/Eric Borgeson,

President, Chief Executive Officer, Treasurer and Director