Form 10QSB
period 2001-06-30
FREEPCSQUOTE COM
filed 2002-07-12
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[ ]                           TRANSITION REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-26293

                     FreePCSQuote.com, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0420306
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

 4395 Polaris Avenue, Las Vegas, Nevada              89103
(Address of principal executive offices)           (Zip Code)

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


/1/


                          FreePCSQuote.com, Inc.
                       (A Development Stage Company)



                             Table of Contents

                                                                       Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets June 30, 2001 (unaudited) and December 31, 2000       4

    Statements of Operations For the Three Months and Six Months         5
    Ending June 30, 2001 (unaudited) and 2000 (unaudited) and For the Period February 18 1999 (Inception) to June 30, 2001 (unaudited)


    Statements of Cash Flows For the Six Months Ending June 30,          6
    2001 (unaudited) and 2000 (unaudited) and For the Period
    February 18 1999 (Inception) to June 30, 2001 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                      10

SIGNATURES                                                              11


/2/


                     FreePCSQuote.com, Inc.

                         Balance Sheets
                              as of
                    June 30, 2001 (unaudited)
                      and December 31, 2000

                               and

                    Statements of Operations
                   for the Three Months Ending
                               and
                        Six Months Ending
         June 30, 2001 (unaudited) and 2000 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to June 30, 2001

                               and

                    Statements of Cash Flows
                    for the Six Months Ending
         June 30, 2001 (unaudited) and 2000 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to June 30, 2001


/3/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                 Balance Sheet


                                                    (unaudited)
                                                      June 30,   December 31,
Assets                                                  2001        2000
                                                     ---------    ---------
Current assets:
  Cash                                               $       -    $       -
                                                     ---------    ---------
     Total current assets                                    -            -
                                                     ---------    ---------

                                                     $       -    $       -
                                                     =========    =========

Liabilities and Stockholders' Equity

Stockholders' Equity (Deficit):
  Common stock, $0.001 par value; 20,000,000 shares
   authorized, 1,970,000 shares issued and outstanding   1,970        1,970
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued and outstanding            -            -
  Additional paid-in capital                             6,080        6,080
  (Deficit) accumulated during development stage        (8,050)      (8,050)
                                                     ---------    ---------
                                                             -            -
                                                     ---------    ---------

                                                     $       -    $       -
                                                     =========    =========



 The accompanying Notes are an integral part of these financial statements.


/4/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (unaudited)
          For the Three and Six Months Ending June 30, 2001 and 2000
       and For the Period February 18, 1999 (Inception) to June 30, 2001


                            Three Months        Six Months   February 18, 1999
                           Ending June 30,    Ending June 30,  (Inception) to
                           --------------     ----------------     June 30,
                            2001      2000      2001     2000         2001
                           ------    ------   -------   -------  -------------

Revenue                    $    -    $1,150   $     -   $ 1,150  $       1,150
                           ------    ------   -------   -------  -------------

Expenses:
 General and administrative
  expenses                      -     1,200         -     2,544          6,405
 General and administrative
  expenses - related party      -         -         -         -          2,795
                           ------    ------   -------   -------  -------------
Total expenses                  -     1,200         -     2,544          9,200
                           ------    ------   -------   -------  -------------

Net (loss)                 $    -    $  (50)  $     -   $(1,394) $      (8,050)
                           ======    ======   =======   =======  =============

Weighted average number
 of common shares
 outstanding            1,970,000 1,970,000 1,970,000 1,970,000      1,960,879
                        ========= ========= ========= =========  =============

Net (loss) per share       $    -    $(0.00)  $     -   $ (0.00) $       (0.00)
                           ======    ======   =======   =======  =============



 The accompanying Notes are an integral part of these financial statements.


/5/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)
               For the Six Months Ending June 30, 2001 and 2000
       and For the Period February 18, 1999 (Inception) to June 30, 2001


                                        Six Months Ending     Feb. 18,1999
                                             June 30,        (Inception) to
                                      ---------------------       June 30,
                                        2001         2000          2001
                                      ---------   ---------   -------------

Cash flows from operating activities
Net (loss)                            $       -   $  (1,394)  $      (8,050)
Shares issued for services                    -           -             500
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  Increase in checks written in
   excess of cash                             -          13               -
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                                    -      (1,381)         (7,550)
                                      ---------   ---------   -------------

Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------
Net cash provided (used) by
investing activities                          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -           -           7,550
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                    -           -           7,550
                                      ---------   ---------   -------------

Net (decrease) in cash                        -      (1,381)              -
Cash - beginning                              -       1,381               -
                                      ---------   ---------   -------------
Cash - ending                         $       -   $       -   $           -
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Stock issued for services provided  $       -   $       -   $         500
                                      =========   =========   =============
  Number of shares issued for services        -           -          25,000
                                      =========   =========   =============



 The accompanying Notes are an integral part of these financial statements.


/6/


                     FreePCSQuote.com, Inc.
                  (A Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company  for  the year ended December 31, 2000 and notes  thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,050 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


/7/


      Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $1,150 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Our objective is to supply Internet data to users of alphanumeric pagers and PCS telephones. As of June 30, 2001, we have completed the development of our website, however, we do not have any customers, nor do we own products at the design, development, or marketing stage.

Management's Plan of Operation

  We plan to provide information services through our web site, FreePCSQuote.com. These products will be provided via a reseller agreement with various vendors and include the following product lines:

  a. WeatherWatch - A subscriber would be able to receive local forecasts for over 500 U.S. and Canadian cities;
  b. WeatherWatch PLUS - WeatherWatch PLUS adds severe weather watches and warnings to the WeatherWatch service;
  c. QuoteMinder - QuoteMinder will allow subscribers to receive quotes for U.S. and Canadian stocks and stock indices. Users will be able to configure triggers including time of day and price movements, limited to 10 symbols;
  d. DateMinder - This service allows subscribers to set up reminders with personalized messages. One-time and recurring appointments can be scheduled;
  e. LottoLine - Allows individuals to receive state lottery numbers for over 35 states. Numbers are available for most games within each state;
  f. NewsWire - Users can receive national, international, political, business and technology news using pre-programmed summaries or powerful keyword triggers; and
  g. SportsCaster - Follow pro and college sporting events live, as they happen, right on a pager or PCS phone. Between games, keep up with news on the team too.


/8/


  Realization of sales of our products and services is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

  Due to the unforeseen "re-adjustment" of the overall financial market, particularly the "crash" within the technology sector, and the subsequent bankruptcy of many companies within the technology sector, management is exploring the possibility of re-adjusting our business plan to focus on core internet services that companies who survive the recent downturn will require in order to compete effectively in the new internet environment. We are considering shifting our focus to providing the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions. We believe that this business model may provide for a more sustainable stream of revenue.

  Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

  Period from January 1, 2001 to June 30, 2001.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We did not generate any revenues in the above referenced period.

Expenses. The Company incurred no expenses in the above referenced period.

Liquidity and Capital Resources

  Management believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of our products and services.
If we are unable to generate revenues from our products and services, management believes additional funds will need to be raised to meet our cash requirements. It is the intent of management to seek to raise additional capital via a private placement offering, once we are trading on the OTC-BB. In the meantime, management plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of June 30, 2001, we have not received any advancement of such funds. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

  We have generated no revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from supplying Internet data to users of alphanumeric pagers and PCS telephones during the next twelve (12) months, of which we cannot guarantee. The receipt of funds from private placement offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


/9/


Part II - Other Information
Item 6. Exhibits

Exhibit         Name and/or Identification of Exhibit
Number

  3         Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the
                 Company filed February 18, 1999.
                 Incorporated by reference to the exhibits
                 to the Company's General Form For
                 Registration Of Securities Of Small
                 Business Issuers on Form 10-SB,
                 previously filed with the Commission.
                 (b) By-Laws of the Company adopted March
                 12, 1999.  Incorporated by reference to
                 the exhibits to the Company's General
                 Form For Registration Of Securities Of
                 Small Business Issuers on Form 10-SB,
                 previously filed with the Commission.
 23         Consent of Independent Auditor


/10/


                           Signatures


In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FreePCSQuote.Com, Inc.

                          (Registrant)




Date:  July 10, 2002
      --------------




By:  /s/ Eric Borgeson
    ------------------
    Eric Borgeson,
    President, Chief Executive Officer, Treasurer and Director


/11/