Form 10QSB
period 2001-09-30
FREEPCSQUOTE COM
filed 2002-07-12
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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



                             Table of Contents

                                                                     Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets September 30, 2001 (unaudited) and December         4
    31, 2000

    Statements of Operations For the Three Months and Nine Months      5
    Ending September 30, 2001 (unaudited) and 2000 (unaudited) and For the Period February 18 1999 (Inception) to September
    30, 2001 (unaudited)

    Statements of Cash Flows For the Nine Months Ending September      6
    30, 2001 (unaudited) and 2000 (unaudited) and For the Period
    February 18 1999 (Inception) to September 30, 2001 (unaudited)

    Notes to Financial Statements                                      7

  Item 2. Management's Discussion and Plan of Operation                8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                    10

SIGNATURES                                                            11


/2/


                     FreePCSQuote.com, Inc.

                         Balance Sheets
                              as of
                 September 30, 2001 (unaudited)
                      and December 31, 2000

                               and

                    Statements of Operations
                   for the Three Months Ending
                               and
                       Nine Months Ending
       September 30, 2001 (unaudited) and 2000 (unaudited)
                               and
For the Period February 18, 1999 (Inception) to September 30, 2001

                               and

                    Statements of Cash Flows
                   for the Nine Months Ending
       September 30, 2001 (unaudited) and 2000 (unaudited)
                               and
For the Period February 18, 1999 (Inception) to September 30, 2001


/3/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                 Balance Sheet


                                                    (unaudited)
                                                   September 30, December 31,
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


/4/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (unaudited)
       For the Three and Nine Months Ending September 30, 2001 and 2000
    and For the Period February 18, 1999 (Inception) to September 30, 2001


                         Three Months Ending  Nine Months Ending  Feb. 18, 1999
                            September 30,        September 30,   (Inception) to
                           ----------------   -----------------  September 30,
                            2001      2000      2001     2000         2001
                           ------    ------   -------   -------  -------------

Revenue                    $    -    $1,150   $     -   $ 1,150  $       1,150
                           ------    ------   -------   -------  -------------

Expenses:
 General and administrative
  expenses                      -     1,187         -     2,531          6,405
 General and administrative
  expenses - related party      -         -         -         -          2,795
                           ------    ------   -------   -------  -------------
Total expenses                  -     1,187         -     2,531          9,200
                           ------    ------   -------   -------  -------------

Net (loss)                 $    -    $  (37)  $     -   $(1,381) $      (8,050)
                           ======    ======   =======   =======  =============

Weighted average number
 of common shares
 outstanding            1,970,000 1,970,000 1,970,000 1,970,000      1,961,777
                        ========= ========= ========= =========  =============

Net (loss) per share       $    -    $(0.00)  $     -   $ (0.00) $       (0.00)
                           ======    ======   =======   =======  =============



 The accompanying Notes are an integral part of these financial statements.


/5/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)
            For the Nine Months Ending September 30, 2001 and 2000
    and For the Period February 18, 1999 (Inception) to September 30, 2001


                                        Nine Months Ending    Feb. 18,1999
                                          September 30,      (Inception) to
                                      ---------------------   September 30,
                                        2001         2000          2001
                                      ---------   ---------   -------------

Cash flows from operating activities
Net (loss)                            $       -   $  (1,381)  $      (8,050)
Shares issued for services                    -           -             500
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                                    -      (1,381)         (7,550)
                                      ---------   ---------   -------------

Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------
Net cash provided (used) by
investing activities                          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -           -           7,550
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                    -           -           7,550
                                      ---------   ---------   -------------

Net (decrease) in cash                        -      (1,381)              -
Cash - beginning                              -       1,381               -
                                      ---------   ---------   -------------
Cash - ending                         $       -   $       -   $           -
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Stock issued for services provided  $       -   $       -   $         500
                                      =========   =========   =============
  Number of shares issued for services        -           -          25,000
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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,050 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $1,150 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Our objective is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions. As of September 30, 2001, we have completed the development of our website, however, we do not have any customers, nor do we own products at the design, development, or marketing stage.

Management's Plan of Operation

  Within the past quarter management has decided to re-adjust our business plan to focus on core internet services that we believe companies will require in order to compete effectively in the new internet environment. We have shifted our focus from providing knowledge based internet services to providing computer software, network technology, and systems management that will allow companies to offer their customers comprehensive outsourced web site and application hosting solutions. We believe that this business model will better fit the current economic climate and has the best opportunity to provide for the future growth of our business. In this vein, we have redeveloped our website now located at www.lasvegaswebhost.com. We believe that our product set fills a niche in the emerging Internet industry and will be in demand by companies desirous of expanding their reach into the new e-commerce marketplace.

  Realization of sales of our products and services is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.


/8/


  Web Center: Our website offers our customers access to a variety of services including:

       1.   Web hosting;
       2.   Marketing;
       3.   Web based e-mail;
       4.   Unlimited auto-responders;
       5.   Unlimited FTP access;
       6.   Unlimited e-mail aliases; and
       7.   Web based log statistics.

  Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

  Period from January 1, 2001 to September 30, 2001.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We did not generate any revenues in the above referenced period.

Expenses. The Company incurred no expenses in the above referenced period.

Liquidity and Capital Resources

  Management believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of our products and services.
If we are unable to generate revenues from our products and services, management believes additional funds will need to be raised to meet our cash requirements. It is the intent of management to seek to raise additional capital via a private placement offering, once we are trading on the OTC-BB. In the meantime, management plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of September 30, 2001, we have not received any advancement of such funds. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

  We have generated no revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from supplying Internet computer software, network technology, and systems managment during the next twelve (12) months, of which we cannot guarantee. The receipt of funds from private placement offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


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