Form 10KSB
period 2001-12-31
FREEPCSQUOTE COM
filed 2002-07-12
CIK 1087848

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

   [X]   Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2001

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from __________ to __________

                 Commission File Number 000-26293

                     FreePCSQuote.Com, Inc.
     (Exact Name of Registrant as Specified in its Charter)

           Nevada                          88-0420306
(State or other jurisdiction of        (I.R.S. employer
 incorporation or organization)      identification number)

    4395 Polaris Avenue, Las Vegas, NV           89103
 (Address of principal executive offices)      (Zip code)

Registrant's Telephone Number, Including Area Code: (702) 493-9698

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,970,000 issued and outstanding as of December 31, 2001.

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

 Currently, the approximate aggregate market value of the Common
    Stock held by non-affiliates of the registrant cannot be calculated. The Company's Common Stock is not listed on the OTC-BB or any national securities exchange as of April 11, 2001.


/1/


                    ------------------------
               DOCUMENTS INCORPORATED BY REFERENCE

     Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are
incorporated by reference into Part III of this Report to the extent stated herein.
                    -------------------------

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


                             PART I

ITEM 1 -- BUSINESS.

Overview

     FreePCSQuote.Com ("FPCQ" or the "Company"), a Nevada corporation, incorporated on February 18, 1999, is a development stage company with a principal business objective to provide businesses with the opportunity to generate revenues by supplying those businesses with Internet technology solutions and services. We provide the computer software, network technology, and systems management necessary to offer our customers comprehensive outsourced web site and application hosting solutions. To date, we have not generated significant revenues from operations, however, we currently have in place a world wide web site at www.lasvegaswebhost.com offering a wide range of internet support services.

     We provide a broad spectrum of enhanced e-commerce services to businesses. Our strategy over the next approximately twelve
(12) to twenty-four (24) months will be to enhance and expand our products and services, expand our customer base, promote and enhance brand awareness and capture and develop emerging revenue opportunities.

Industry Background

     The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. The Internet has become an important communication and commercial medium and presents a significant opportunity for associations and businesses to interact in new and different ways with a larger number of members, customers, employees, suppliers and partners. As use of the Internet grows, associations and businesses are increasing the breadth and depth of their Internet product and service offerings. Pioneering Internet-based organizations have developed Internet products and services in areas such as finance, insurance, media, tourism, retail and advertising.


/2/


     Other organizations have begun to use the Internet for an expanding variety of applications, ranging from corporate or association publicity and advertising, to sales, distribution, customer service, employee training and communication with partners. Increasingly, Internet operations are becoming mission-critical for many of these enterprises. To ensure the reliability of their Internet operations, enterprises are requiring that these operations have high performance standards, scalability and expert management 24 hours a day, 7 days a week.

     Enterprises generally utilize two types of Internet services: connectivity and valued-added services. We plan to provide companies with value-added services such as Web hosting and communication services that improve the internal and external operations of an enterprise. These value-added services represent one of the fastest growing segments of the Internet services market. The availability of Internet access, the advancements in technologies required to navigate the Internet and the proliferation of content and applications available over the Internet have attracted a growing number of Internet users.

     The Web hosting provider market is segmented into large national or multinational providers with large high speed networks and regional or local hosting companies, who typically rely upon the larger networks for Internet connectivity. The larger Web hosting companies, like UUNet are referred to as "tier one" networks, which exchange Internet traffic cost-free, at multiple public peering points, as well as through private peering arrangements.

     As is typical in the case of a new and rapidly evolving industry the Internet is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Demand for recently introduced products and services is subject to a level of uncertainty. Despite growing interest in the many uses of the Internet some potential users could be deterred from purchasing Internet access services because of a perceived inconsistent quality of service, the need to deal with multiple and frequently incompatible vendors, and perceived inadequate protection of the confidentiality of stored data and information moving across the Internet. In particular, a perceived lack of security of commercial data, such as credit card numbers, could impede commercial exploitation of the Internet. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business.

Principal Products and Services and Principal Markets

     Our business strategy is to provide affordable web hosting. We enable companies that seek to establish or reassess their presence on the Internet by offering them attractive hosting packages at competitive rates. Customers are bound to these packages through monthly hosting and maintenance contracts. A majority of the clients of our services are in the small to medium sized business market, as well as individual professionals. Therefore, to a large extent, our ability to grow depends upon the level at which we can attract new customers and bind them to our hosting and maintenance agreements.


/3/


     Recently various major Internet portals and communities have begun offering free web hosting space which, in theory, would be sufficient to a substantial part of our potential web hosting clients. Such free services however, in most cases involve the involuntary placement of advertisement and limits in hosting space and bandwidth. Even though the tools provided in connection with these free services are sufficient for the most basic self-made design of web sites, they do not offer the capability to construct an entire professional web site.

     The principal products and services we offer are:

       1. Web site hosting; and

       2. E-mail and related services such as conference and bulletin board facilities, mailing list management and e-commerce.

     The following are among the key factors that we believe will drive our growth:

       1. The ability to facilitate the rapid, cost-efficient implementation and expansion of customers' Web site initiatives and needs;

       2. An operating platform designed to allow us to scale our operations to achieve higher revenues, lower marginal unit costs and increased operating margins; and

       3. A highly skilled research and development organization dedicated to identifying the best available tools, technologies and processes.

     We will seek to identify, test and utilize the best available technologies and processes. Our architecture will be specifically designed to facilitate the rapid, cost-efficient implementation and expansion of customers' Web hosting initiatives and accommodate for the launching and maintenance of Web sites in multiple languages.

  Products and Services

     We offer a variety of Internet services including Web hosting, Web consulting and electronic mail services. In the future, we intend to develop a broader range of value added solutions and services independently, principally through the development of proprietary Web applications software. Following is a description of the products and services which we will provide to our customers.

  Web Site Hosting

We offer our customers several options for hosting their web sites. A customer can share space on a server which also hosts the web sites of other customers. A web site provides a company with a tangible identity and interactive presence on the Internet. The site allows a company to post information about itself that is easily accessible to all Internet users.


/4/


     We plan to offer a comprehensive range of basic web site hosting products, as well as a growing suite of enhanced web site hosting products. Generally, our customers elect to rely upon us to provide the hardware and software that is necessary to host a web site. We offer three basic web site hosting plans, the largest of which provides up to 20 gigabytes of data transfer per month and up to 300 megabytes of disk storage on our servers.

  Consulting Services

     Our consulting services provide customized assistance to customers with unique architecture, deployment or maintenance requirements. These services include performance tuning, site architecture assessment, migration planning, capacity planning, disaster recovery planning and database optimization. Our consulting services assist customers with limited resources or who lack Internet and technical expertise. Our consulting engagements range from a few hours to a few weeks depending on the complexity and volume of the services needed. We believe our consulting services will play an increasingly important role in supporting the implementation and maintenance of complex Web sites and Web-based applications.

  Other Services

     We plan to offer a variety of other services, which enable communication over the Internet. These include virtual hosting of electronic mail. This allows users to maintain their own domains while housing their e-mail on our servers. We also offer the filtering of unsolicited e-mail. Our MajorDomo Management product enables the broadcast of e-mail to an established user group. It is used to conduct training sessions electronically, thereby eliminating the travel and related costs associated with live sessions. Our PHPBoard product is used to post messages to members of a closed group and allows recipients of messages to respond. Our e-commerce product is used to establish an online store from which our clients can sell products through their website. We offer our customers various combinations of these services which we call packages. We will charge our customers a fee per package, which varies from $5 to $25 depending on the complexity of the package.

Distribution Methods of the Products or Services

     The primary elements of our business strategy are as follows:

  Establish and Expand Customer Base

     We will strive to be recognized as a leader in the market for Internet Technology Services. We believe that name recognition is an important advantage in the Internet Technology. To maximize customer awareness, expand our customer base cost effectively and avoid reliance on any one source of customers, we seek to build brand recognition through multiple marketing channels, including, but not limited to, Internet promotion and advertising, joint ventures, strategic partnerships, a referral program compensating business associates/existing clients who refer new clients or projects, and direct contact via telephone, mail and in person.


/5/


  Enhance and Expand the Breadth and Depth of Customized Services

     We intend to develop our array of Internet Technology
Services. Current planned services include web hosting, e-commerce and consulting. We believe these services will provide us with opportunities to attract new customers.

  Build Strong Brand Recognition

     We believe that name recognition is an important advantage in the Internet Technology industry as services are generally available from numerous sources and buyers must trust in a supplier's reliability and credibility. To maximize customer awareness, expand our customer base cost effectively and avoid reliance on any one source of customers, we seek to build brand recognition through multiple marketing channels:

     Web-based and traditional advertising. We intend to utilize aggressive online advertising to promote both our brand name and specific merchandising opportunities on a wide variety of web sites, including major content and service providers, targeted computer-related sites and niche, special-interest sites. We also intend to conduct a more traditional media-based advertising campaign that may include television, radio and print advertising.

     Linking and affiliate programs. To direct traffic to our web site, we plan to create inbound links that will connect directly to our web site from other sites on the web. These links, most of which we expect to be free to us, will allow potential customers to simply click on the link and become connected to our web site from search engines, manufacturers' web sites and community and affinity sites.

     Direct online marketing. We plan to market directly to our customers through electronic newsletters and intend to send targeted merchandising e-mails to discrete segments of our customer database based on purchasing history. We intend to continue to use the unique resources of the Internet as a low-cost means of personalized marketing.

  Pursue Strategic Acquisitions and Alliances

     We believe that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional or emerging telecommunications services and technologies, and experienced management. We believe that these acquisitions, if successful, will result in synergistic opportunities, and may increase our revenue and income growth. We intend to seek opportunities to acquire businesses, services and/or technologies that we believe will complement our business operations. We plan to seek opportunistic acquisitions that may provide complementary technology, expertise or access to certain markets.

     In addition, we may seek to acquire certain component technologies that may provide opportunities to accelerate our service development efforts. No specific acquisition candidates have been identified, and no assurance can be given that any future transactions will be effected, or if effected, will be successful.


/6/


     We may pursue strategic alliances with partners who have established operations. As part of these joint venture agreements, we may make investments in or purchase a part ownership in these joint ventures. We believe that these joint venture relationships, if successful, will result in synergistic opportunities, allowing us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

Status of Any Announced New Product or Service

     As we were organized on February 18, 1999, we have a limited operating history. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan, and commencing with initial operational plans.

     As of December 31, 2001, we have developed a business plan, recruited and retained a CEO, and established what steps need to be taken to achieve the results set forth in our attempt to be listed on the OTC-BB. As a start-up and development stage company, we have no new products or services to announce.

Customers

     We will provide companies with opportunities to generate revenues by supplying those businesses with Internet Technology Solutions and Services. We plan to reach these customers via direct mail, telemarketing, the Internet and the referral process. As of December 31, 2001, we have generated no sales revenues, however, at the end of 2001 we signed web hosting agreements with Coast Wide Promotions, Air Filtration Systems and AEL construction. We do not anticipate that our revenues will be dependent on any one or even a few major customers once we begin to generate revenues in early to mid 2002.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements, or Labor Contracts

     We do not currently own any patents on our technologies.
New proprietary technological advancements will be being protected as trade secrets until appropriate measure can be taken for protection. We believe, however, that our success and ability to compete is dependent in part on the protection of our potential trademarks, trade names, service marks, patents and other proprietary rights and technology. We intend to rely on trade secret, patent and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection for us, that others will not develop products, technology and services that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary technology without authorization.


/7/


     Policing unauthorized use of our proprietary and other intellectual property rights, in the future, could entail significant expense and could be difficult or impossible. In addition, there can be no assurance that third parties will not bring claims of copyright, patent or trademark infringement against us or claim that certain of our products, technology, processes or features violates a patent. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements to prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition or operating results.

Regulation

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations applicable to the e-commerce industry. However, due to the increasing popularity and use of the Internet and other e-commerce services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other e-commerce services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for personalized e-commerce services may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or telecommunications industry, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business, prospects, financial condition and results of operations.

Effect of Existing or Probable Government Regulations

     We believe that the regulations governing the e-commerce industry will not have a material effect on our current operations. However, due to rapid changes in the way information is transmitted and reviewed, various federal and state agencies may propose new legislation, which may adversely affect our business, financial condition and results of operations.

Research and Development Activities

     The market for e-commerce services has historically been characterized by frequent technological advances, evolving industry standards and escalating customer expectations. As a result, management believes that our future growth and success will be largely dependent on our ability to develop or acquire products and services to meet the evolving needs of our prospective clients. We anticipate that the long-term success of our product offerings will require further product development. We expect to continually evaluate our products and services to determine what additional products or enhancements are required by the marketplace.


/8/


     We plan to develop and enhance our products and services internally to meet clients' needs, but if we can purchase or license proven products or services at reasonable costs we will do so in order to avoid the time and expense involved in developing such products or services.

     We have yet to incur any research and development costs from February 18, 1999 (date of inception) through December 31, 2001.

Employees

     As a start up company in the research and development phase
- in order to more prudently manage our limited resources, we presently have one (1) full time employee (our President) and one
(1) independent contractor. Our independent contractor is currently not represented by a collective bargaining agreement, and we believe that relations with our independent contractor is good.

The name, age and position of the Company's directors and executive officers are as follows:

Name                        Age      Position
-------------------       -------    ------------------------

Eric Borgeson               24       President & CEO

Eric Borgeson, CEO and Chairman of the Board has, for the last seven years, worked for Passkey Systems, a direct mail company in Las Vegas, NV. (Passkey Systems is not affiliated with FreePCSQuote.com, Janeva Corporation, or Campbell Mello Associates.) Mr. Borgeson brings 6 years of technical and Internet expertise as well as keen marketing skills to the management of the Company. He brings an understanding of the need for fast information due to the coordination and involvement with fantasy sports leagues. He also is a versed day trader and recognizes the importance of stock quotes and information driven in a personal, easy to use fashion.


/9/


ITEM 2.   PROPERTIES.

     Our corporate headquarters are located at 4395 Polaris Avenue, Las Vegas, Nevada 89103. The office space is provided by the sole officer and director of the Company at no cost to the Company. We do not have any additional facilities.
Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

ITEM 3 -- LEGAL PROCEEDINGS.

     We are not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                             PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Our common stock has been registered in a Form 10-SB filing with the SEC. The Form 10-SB is pending receipt of a notice of effectiveness for our common stock to be registered under the Securities Act of 1933. Our common stock is not traded on the Over-the-Counter Bulletin Board (OTC-BB) or any other national securities exchange as of April 11, 2002. The following table sets forth certain information as of the end of 2001, with respect to the beneficial ownership of our Common Stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

                          COMMON STOCK

   Name of Beneficial Owner (1)   Number of Shares       % of Class
   ----------------------------   ----------------       ----------

Eric Borgeson                         750,000              38.07%
Janeva Corporation(2)                 450,000              22.84%
Campbell Mello Associates(3)          450,000              22.84%
                                  ----------------       ----------
All Executive Officers and            750,000              38.07%
Directors as a Group

  Footnotes to Principal Shareholders:

(1)  The address of each executive officer and director is c/o
     4395 Polaris Avenue, Las Vegas, Nevada 89103.


/10/


(2) Bert K. Blevins III is the sole officer, director, and controlling shareholder of Janeva Corporation, and as such, is the only natural person who shares beneficial ownership of the shares of the issuer attributed to Janeva
     Corporation.

(3) Glen Greenfelder, Jr. is the sole officer, director, and controlling shareholder of Campbell Mello Associates, Inc., and as such, is the only natural person who shares beneficial ownership of the shares of the issuer attributed to Campbell
     Mello Associates, Inc.


Item 6. Management's Discussion and Analysis or Plan of Operation.

                   FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

   - our status as a start-up company with less than three years of operating history;
   - our expectation of significant losses during the first two years of operations;
   - the competitive disadvantage resulting from our status as a highly-regulated, start-up company;
   -  our dependence on key management personnel;
   - our ability to implement developments in technology to be competitive.

     Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

     We were organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.Com, Inc. In 2001, we did not generate any revenues. In accordance with Statement of Finanical Accounting Standards No. 7 (SFAS #7), we are considered a developmental stage company. Our objective is to provide businesses with the opportunity to generate revenues by supplying those businesses with Internet technology solutions and services. We provide the computer software, network technology, and systems management necessary to offer our customers comprehensive outsourced web site and application hosting solutions. To date, we have not generated significant revenues from operations, however, we currently have in place a world wide web site at www.lasvegaswebhost.com offering a wide range of internet support services.


/11/


     We have filed a Form 10-SB voluntarily with the intention of establishing the fully reporting status with the SEC. The fully reporting status with the SEC is a necessary step in accomplishing our goal of having our stock listed on the OTCBB in the future. Consequently, we will voluntarily continue to file all necessary reports and forms as required by existing legislation and the SEC rules.

Management's Plan of Operation

     Our management believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of our products and services.
If we are unable to generate revenues from our products and services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is our intent to seek to raise additional capital via a private placement offering, once we are trading on the OTC-BB. In the meantime, our management plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. We are a development stage company. We believe that our initial revenues will be primarily dependent upon our ability to cost effectively and efficiently provide enhanced Internet Technology Solutions and Services to business customers. Our strategy over the next approximately twelve (12) to twenty-four (24) months will be to enhance and expand content offerings, expand our subscriber base, promote and enhance brand awareness and capture and develop emerging revenue opportunities.

     Realization of sales of our products and services during the fiscal year ending December 31, 2002, is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

     Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

     Period ending December 31, 2001.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We did not generated any revenues in 2001. We have devoted substantially all of our present efforts to completing our 12(g) reporting requirements with the Securities Act of 1934 and our commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. Although we incurred no expenses in 2001, we have incurred expenses for the operating period February 18, 1999 (inception) to December 31, 2001, totaling $9,200 resulting in a net loss of $8,050 for the same period. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses.


/12/


Liquidity and Capital Resources

     We have generated no revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from supplying Internet data to users of alphanumeric pagers and PCS telephones during the next twelve (12) months, of which we cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.


/13/


Item 7. Financial Statements.





                        TABLE OF CONTENTS


                                                          PAGE


INDEPENDENT AUDITOR'S REPORT                               15

BALANCE SHEETS                                             16

STATEMENTS OF OPERATIONS                                   17

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              18

STATEMENTS OF CASH FLOWS                                   19

NOTES TO FINANCIAL STATEMENTS                              20


/14/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITOR'S REPORT


January 17, 2002

Board of Directors
FreePCSQuote.com, Inc.
Las Vegas, NV

I have audited the Balance Sheets of FreePCSQuote.com, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001 & 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period February 18, 1999 (Date of Inception) to December 31, 2001. These
financial statements  are the  responsibility of  the   Company's
management. My responsibility is to express an opinion on these financial statements based on my audit.

I  conducted  my  audit  in  accordance with  generally  accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are
free of material misstatement.   An audit includes  examining, on
a test basis, evidence  supporting the  amounts and   disclosures
in the financial statement presentation.   An audit also includes
assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
FreePCSQuote.com, Inc. (A Development Stage Company) as of December 31, 2001 & 2000, and the results of its operations and cash flows for the years then ended and for the period February 18, 1999 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Brad Beckstead


G. Brad Beckstead, CPA


/15/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                Balance Sheets


                                                    December 31, December 31,
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


/16/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Operations


                                   For the years ended     February 18, 1999
                                --------------------------   (Inception) to
                                December 31,  December 31,    December 31,
                                    2001          2000            2001
                                ------------  ------------    ------------

Revenue                         $          -  $      1,150    $      1,150
                                ------------  ------------    ------------

Expenses:
  General and administrative
   expenses                                -         2,531           6,405
  General and administrative
   expenses - related party                -             -           2,795
                                ------------  ------------    ------------
     Total expenses                        -         2,531           9,200
                                ------------  ------------    ------------

Net (loss)                      $          -  $     (1,381)   $     (8,050)
                                ============  ============    ============

Weighted average number of
 common shares outstanding         1,970,000     1,970,000       1,962,515
                                ============  ============    ============

Net (loss) per share            $          -  $      (0.00)   $      (0.00)
                                ============  ============    ============



 The accompanying Notes are an integral part of these financial statements.


/17/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
            Statements of Changes in Stockholders' Equity (Deficit)


                                                     (Deficit)
                            Common Stock            Accumulated
                            ------------  Additional  During       Total
                                           Paid-in  Development Stockholders'
                          Shares   Amount  Capital     Stage   Equity(Deficit)
                         -------- -------- -------  ----------  ------------

March 1999
 Founders shares        1,650,000 $  1,650 $     -  $        -  $      1,650

April 1999
 Rule 504 offering
 issued for cash          295,000      295   5,605                     5,900

April 1999
 Rule 504 offering
 issued for services       25,000       25     475                       500

Net (loss)
 February 18, 1999
 (inception) to
 December31, 1999                                       (6,669)       (6,669)
                         -------- -------- -------  ----------  ------------

Balance, 12/31/99       1,970,000 $  1,970 $ 6,080  $   (6,669) $      1,381

Net (loss)
 January 1, 2000 to
 December 31, 2000                                      (1,381)       (1,381)
                         -------- -------- -------  ----------  ------------

Balance, 12/31/00       1,970,000 $  1,970 $ 6,080  $   (8,050) $          -

Net (loss)
 January 1, 2001 to
 December 31, 2001                                           -             -
                         -------- -------- -------  ----------  ------------

Balance, 12/31/01       1,970,000 $  1,970 $ 6,080  $   (8,050) $          -
                         ======== ======== =======  ==========  ============



 The accompanying Notes are an integral part of these financial statements.


/18/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows


                                       For the years ended   February 18, 1999
                                     -----------------------   (Inception) to
                                    December 31, December 31,   December 31,
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


/19/


                     FreePCSQuote.com, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Summary of significant accounting policies

Organization
 The Company was organized on February 18, 1999 (Date of Inception) under the laws of the State of Nevada, as FreePCSQuote.com, Inc. The Company has minimal operations and, in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Use of estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
 For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2001.

Revenue recognition
 The Company recognizes revenue on the accrual basis.

Advertising costs
 The  Company  expenses  all  costs of advertising  as  incurred.
 There  were  no  advertising  costs  included  in  general   and
 administrative expenses as of December 31, 2001.

Fair value of financial instruments
 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
 Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Reporting on the costs of start-up activities
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The Company has not yet adopted any policy regarding payment  of
 dividends.   No  dividends  have been  paid  or  declared  since
 inception.


/20/


                     FreePCSQuote.com, Inc.
                  (a Development Stage Company)
                              Notes
Segment reporting
 The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
 The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

 Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
 The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

 In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated minimal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/21/


                     FreePCSQuote.com, Inc.
                  (a Development Stage Company)
                              Notes

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

               U.S federal statutory rate      (34.0%)

               Valuation reserve                34.0%
                                                -----
               Total                              - %
                                                =====

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $8,050 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

Note 4 - Stockholders' equity

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

On  March  12, 1999, the Company issued 1,650,000 shares  of  its
$0.001 par value common stock as founders' shares to several individuals, entities, and officers and directors of the Company for total cash in the amount of $1,650.

On April 5, 1999, the Company issued 295,000 of its $0.001 par value common stock for cash of $5,900 pursuant to a Rule 504 of the SEC 1933 Securities Act offering.

On April 5, 1999, the Company issued 25,000 of its $0.001 par value common stock to a shareholder of the Company for corporate consulting services valued at $500 pursuant to a Rule 504 of the SEC 1933 Securities Act offering.

There have been no other issuances of common stock and/or preferred stock.


/22/


                     FreePCSQuote.com, Inc.
                  (a Development Stage Company)
                              Notes

Note 5 - Related party transactions

On  March  12,  1999, the Company issued 750,000  shares  of  its
$0.001  par  value  common  stock  as  founders'  shares  to   an
individual who is an officer and director of the Company for total cash in the amount of $750.

On April 5, 1999, the Company issued 25,000 of its $0.001 par value common stock to a shareholder of the Company for corporate consulting services valued at $500 pursuant to a Rule 504 of the SEC 1933 Securities Act offering.

The Company paid consulting services to an individual, who is an officer, director and shareholder of the Company in the amount of $2,000 for the period ended December 31, 1999.

The Company paid consulting services to an entity, who is a shareholder of the Company in the amount of $295 for the period ended December 31, 1999.

The Company does not lease or rent any property. Office services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock and/or preferred stock.


/23/


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

     We do not currently have an employment agreement with our executive officer. The sole executive officer of the Company has drawn a total of $2,000 for compensation and has decided to defer from drawing additional salary from the Company. Over the next twelve (12) months, however, this executive officer is expected to draw the following annual compensation. The Company does not currently have an employee stock option plan.


Name of Individual or   Capacities in Which Remuneration      Annual
  Identity of Group               was Recorded             Compensation1
---------------------        ----------------------        -------------

Eric Borgeson                  President and CEO              $6,000

Footnotes to Executive Compensation:
1. The Company's sole executive officer has drawn compensation from FreePCS totaling $2,000 over a four month span during the operating period from inception (February 18, 1999) to fiscal year end (December 31, 2001). Mr. Borgeson has since elected to defer compensation until such time that the Company can prudently provide such cash outlays and the realization of significant revenues.
2. There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who have and elected to defer drawing a salary for the management of the Company, it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

                      EMPLOYMENT AGREEMENTS

     We do not currently have an employment agreement with our executive officer, nor is one expected in the near future.

ITEM  11.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".


/24/


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

(b)   Reports on Form 8-K

     We have not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


/25/


                           SIGNATURES

     In  accordance with the requirements of Section 13 or  15(d)
of  the   Exchange Act, the registrant caused this report  to  be
signed  on  its  behalf  by   the  undersigned,  thereunto   duly
authorized.


                     FREEPCSQUOTE.COM, INC.
-----------------------------------------------------------------
                           Registrant





Date: July 10, 2002
      -------------





By:  /s/ Eric Borgeson
   ---------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  (Principal Executive Officer)



Date: July 10, 2002
      -------------



By:  /s/ Eric Borgeson
   ---------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director


/26/


                        INDEX TO EXHIBITS

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


/27/