Form 10QSB
period 2002-03-31
FREEPCSQUOTE COM
filed 2002-07-12
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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



                             Table of Contents

                                                                       Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets March 31, 2002 (unaudited) and December 31, 2001      4


    Statements of Operations For the Three Months Ending March 31,       5
    2002 (unaudited) and 2001 (unaudited) and For the Period
    February 18 1999 (Inception) to March 31, 2002 (unaudited)

    Statements of Cash Flows For the Three Months Ending March 31,       6
    2002 (unaudited) and 2001 (unaudited) and For the Period
    February 18 1999 (Inception) to March 31, 2002 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                      10

SIGNATURES                                                              11


/2/


                     FreePCSQuote.com, Inc.

                          Balance Sheets
                              as of
                   March 31, 2002 (unaudited)
                      and December 31, 2001

                               and

                    Statements of Operations
                   for the Three Months Ending
         March 31, 2002 (unaudited) and 2001 (unaudited)
                       and For the Period
   February 18, 1999 (Inception) to March 31, 2002 (unaudited)

                               and

                    Statements of Cash Flows
                   for the Three Months Ending
         March 31, 2002 (unaudited) and 2001 (unaudited)
                       and For the Period
   February 18, 1999 (Inception) to March 31, 2002 (unaudited)


/3/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                 Balance Sheet


                                                    (unaudited)
                                                     March 31,  December 31,
Assets                                                  2002        2001
                                                     ---------    ---------
Current assets:
  Cash                                               $      82    $       -
                                                     ---------    ---------
     Total current assets                                   82            -
                                                     ---------    ---------

                                                     $      82    $       -
                                                     =========    =========

Liabilities and Stockholders' Equity

Stockholders' Equity:
  Preferred stock, $0.001 par value, 5,000,000
   shares authorized, zero shares issued and
   outstanding as of 3/31/02 and 12/31/01                    -            -
  Common stock, $0.001 par value; 20,000,000
   shares authorized, 1,970,000 shares issued
   and outstanding as of 3/31/02 and 12/31/01            1,970        1,970
  Additional paid-in capital                             6,180        6,080
  (Deficit) accumulated during development stage        (8,068)      (8,050)
                                                     ---------    ---------
                                                            82            -
                                                     ---------    ---------
                                                     $      82    $       -
                                                     =========    =========



 The accompanying Notes are an integral part of these financial statements.


/4/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                            Statement of Operations
                                  (unaudited)


                                   Three Months Ending     February 18, 1999
                                         March 31,          (Inception) to
                                --------------------------      March 31,
                                    2002          2001            2002
                                ------------  ------------    ------------

Revenue                         $          -  $          -    $      1,150
                                ------------  ------------    ------------

Expenses:
  General and administrative
   expenses                               18             -           6,423
  General and administrative
   expenses - related party                -             -           2,795
                                ------------  ------------    ------------
     Total expenses                       18             -           9,218
                                ------------  ------------    ------------

Net (loss)                      $        (18) $          -    $     (8,068)
                                ============  ============    ============

Weighted average number of
 common shares outstanding -
 basic and fully diluted           1,970,000     1,970,000
                                ============  ============

Net (loss) per share -
 basic and fully diluted        $      (0.00) $          -
                                ============  ============



 The accompanying Notes are an integral part of these financial statements.


/5/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)


                                       Three Months Ending     Feb. 18, 1999
                                             March 31,        (Inception) to
                                    --------------------------   March 31,
                                        2002         2001          2002
                                      ---------   ---------   -------------
Cash flows from operating activities
Net (loss)                            $     (18)  $  (1,381)  $      (8,068)
Shares issued for services                    -           -             500
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                                  (18)     (1,381)         (7,568)
                                      ---------   ---------   -------------

Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -           -           7,550
  Donated Capital                           100           -             100
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                  100           -           7,650
                                      ---------   ---------   -------------

Net increase in cash                         82           -              82
Cash - beginning                              -           -               -
                                      ---------   ---------   -------------
Cash - ending                         $      82   $       -   $          82
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Shares issued for services          $       -   $       -   $         500
                                      =========   =========   =============
  Number of shares issued for services        -           -          25,000
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company  for  the year ended December 31, 2001 and notes  thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,068 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $1,150 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Our objective is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions. As of March 31, 2002, we have completed the development of our website, and have entered into several web hosting agreements that should begin to generate revenue by mid 2002.

Management's Plan of Operation

  Management believes that the re-adjustment of our business plan to focus on core Internet services that companies will require in order to compete effectively in the new internet environment has been a positive move towards the realization of revenues within a six month period. The shift from providing knowledge based Internet services to providing computer software, network technology, and systems management that allow companies to offer their customers comprehensive outsourced web site and application-hosting solutions has already resulted in the signing of several web hosting agreements.

  In March 2002 we signed agreements with Go Public First, Inc., Beckstead & Associates, LLC and Extreme Outdoor Adventures, Inc to provide web-hosting services. Management's expectation is that each contract will generate approximately $1,600 in revenue per annum. We believe that our current business model will better fit the current economic climate and has the best opportunity to provide for the future growth of our business.
Our website, www.lasvegaswebhost.com, highlights our product set, which we believe fills a niche in the new e-commerce marketplace.

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

Results of Operations

  Period from January 1, 2002 to March 31,2002.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We did not generate any revenues in the above referenced period.

Expenses. The Company incurred $18 in general and administration expenses in the above referenced period.

Liquidity and Capital Resources

  We have generated no revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our web hosting services during the next twelve (12) months, of which we cannot guarantee. The receipt of funds from private placement offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


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