Form 10QSB
period 2000-06-30
FREEPCSQUOTE COM
filed 2002-07-16
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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



                             Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets June 30, 2000 (unaudited) and December 31, 1999       4


    Statements of Operations For the Three Months and Six Months         5
    Ending June 30, 2000 (unaudited) and 1999 (unaudited) and For the Period February 18 1999 (Inception) to June 30, 2000
    (unaudited)

    Statements of Cash Flows For the Six Months Ending June 30,          6
    2000 (unaudited) and 1999 (unaudited) and For the Period
    February 18 1999 (Inception) to June 30, 2000 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                      10

SIGNATURES                                                              11


/2/


                     FreePCSQuote.com, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                    June 30, 2000 (unaudited)
                      and December 31, 1999

                               and

                    Statements of Operations
                   for the Three Months Ending
                               and
                        Six Months Ending
         June 30, 2000 (unaudited) and 1999 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to June 30, 2000

                               and

                    Statements of Cash Flows
                    for the Six Months Ending
         June 30, 2000 (unaudited) and 1999 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to June 30, 2000


/3/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                Balance Sheets


                                                    (unaudited)
                                                      June 30,   December 31,
Assets                                                  2000        1999
                                                     ---------    ---------
Current assets:
  Cash                                               $       -    $   1,381
                                                     ---------    ---------
     Total current assets                                    -        1,381
                                                     ---------    ---------

                                                     $       -    $   1,381
                                                     =========    =========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Checks written in excess of cash                   $      13    $       -
                                                     ---------    ---------
     Total current liabilities                              13            -
                                                     ---------    ---------

Stockholders' Equity (Deficit):
  Common stock, $0.001 par value; 20,000,000 shares
   authorized, 1,970,000 shares issued and outstanding   1,970        1,970
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued and outstanding            -            -
  Additional paid-in capital                             6,080        6,080
  (Deficit) accumulated during development stage        (8,063)      (6,669)
                                                     ---------    ---------
                                                           (13)       1,381
                                                     ---------    ---------

                                                     $       -    $   1,381
                                                     =========    =========



 The accompanying Notes are an integral part of these financial statements.


/4/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (unaudited)
          For the Three and Six Months Ending June 30, 2000 and 1999
       and For the Period February 18, 1999 (Inception) to June 30, 2000


                            Three Months        Six Months   February 18, 1999
                           Ending June 30,    Ending June 30,  (Inception) to
                           --------------     ----------------     June 30,
                            2000      1999      2000     1999         2000
                           ------   -------   -------   -------  -------------

Revenue                    $1,150   $     -   $ 1,150   $     -  $       1,150
                           ------   -------   -------   -------  -------------

Expenses:
 General and administrative
  expenses                  1,200     3,177     2,544     4,202          6,418
 General and administrative
  expenses - related party      -       500         -       500          2,795
                           ------   -------   -------   -------  -------------
     Total expenses         1,200     3,677     2,544     4,702          9,213
                           ------   -------   -------   -------  -------------

Net (loss)                 $  (50)  $(3,677)  $(1,394)  $(4,702) $      (8,063)
                           ======   =======   =======   =======  =============

Weighted average number
 of common shares
 outstanding            1,970,000 1,955,934 1,970,000 1,900,811      1,953,899
                        ========= ========= ========= =========  =============

Net (loss) per share       $(0.00)   $(0.00)  $ (0.00)  $ (0.00) $       (0.00)
                           ======    ======   =======   =======  =============



 The accompanying Notes are an integral part of these financial statements.


/5/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)
               For the Six Months Ending June 30, 2000 and 1999
       and For the Period February 18, 1999 (Inception) to June 30, 2000


                                        Six Months Ending     Feb. 18,1999
                                             June 30,        (Inception) to
                                      ---------------------       June 30,
                                        2000         1999          2000
                                      ---------   ---------   -------------

Cash flows from operating activities
Net (loss)                            $  (1,394)  $  (4,702)  $      (8,063)
Shares issued for services                    -         500             500
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  Increase in checks written in
   excess of cash                            13           -              13
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                               (1,381)     (4,202)         (7,550)
                                      ---------   ---------   -------------

                                      ---------   ---------   -------------
Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -       7,550           7,550
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                    -       7,550           7,550
                                      ---------   ---------   -------------

Net increase (decrease) in cash          (1,381)      3,348               -
Cash - beginning                          1,381           -               -
                                      ---------   ---------   -------------
Cash - ending                         $       -   $   3,348   $           -
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Stock issued for services provided  $       -   $     500   $         500
                                      =========   =========   =============
  Number of shares issued for services        -      25,000          25,000
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company  for  the year ended December 31, 1999 and notes  thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2000, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,063 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $1,150 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Our objective is to supply Internet data to users of alphanumeric pagers and PCS telephones. As of June 30, 2000, we have completed the development of our website, however, we do not have any customers, nor do we own products at the design, development, or marketing stage.

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

Results of Operations

  Period from January 1, 2000 to June 30, 2000.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We generated revenues of $1,150 in the above referenced period.

Expenses. The Company incurred no expenses in the above referenced period.

Liquidity and Capital Resources

  Management believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of our products and services.
If we are unable to generate revenues from our products and services, management believes additional funds will need to be raised to meet our cash requirements. It is the intent of management to seek to raise additional capital via a private placement offering, once we are trading on the OTC-BB. In the meantime, management plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of June 30, 2000, we have not received any advancement of such funds. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

  We have generated minimal revenues and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from supplying Internet data to users of alphanumeric pagers and PCS telephones during the next twelve
(12) months, of which we cannot guarantee. The receipt of funds from private placement offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


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