Form 10QSB
period 2000-09-30
FREEPCSQUOTE COM
filed 2002-07-16
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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



                             Table of Contents

                                                                     Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets September 30, 2000 (unaudited) and December         4
    31, 1999

    Statements of Operations For the Three Months and Nine Months      5
    Ending September 30, 2000 (unaudited) and 1999 (unaudited) and For the Period February 18 1999 (Inception) to September
    30, 2000 (unaudited)

    Statements of Cash Flows For the Nine Months Ending September      6
    30, 2000 (unaudited) and 1999 (unaudited) and For the Period
    February 18 1999 (Inception) to September 30, 2000 (unaudited)

    Notes to Financial Statements                                      7

  Item 2. Management's Discussion and Plan of Operation                8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                    10

SIGNATURES                                                            11


/2/


                     FreePCSQuote.com, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                 September 30, 2000 (unaudited)
                      and December 31, 1999

                               and

                    Statements of Operations
                   for the Three Months Ending
                               and
                       Nine Months Ending
       September 30, 2000 (unaudited) and 1999 (unaudited)
                               and
For the Period February 18, 1999 (Inception) to September 30, 2000

                               and

                    Statements of Cash Flows
                   for the Nine Months Ending
       September 30, 2000 (unaudited) and 1999 (unaudited)
                               and
For the Period February 18, 1999 (Inception) to September 30, 2000


/3/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                Balance Sheets


                                                    (unaudited)
                                                   September 30, December 31,
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
                                                     =========    =========

Liabilities and Stockholders' Equity

Stockholders' Equity:
  Common stock, $0.001 par value; 20,000,000 shares
   authorized, 1,970,000 shares issued and outstanding   1,970        1,970
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued and outstanding            -            -
  Additional paid-in capital                             6,080        6,080
  (Deficit) accumulated during development stage        (8,050)      (6,669)
                                                     ---------    ---------
                                                             -        1,381
                                                     ---------    ---------

                                                     $       -    $   1,381
                                                     =========    =========



 The accompanying Notes are an integral part of these financial statements.


/4/


                          FreePCSQuote.com, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                 (unaudited)
       For the Three and Nine Months Ending September 30, 2000 and 1999 and For the Period February 18, 1999 (Inception) to September 30,2000


                         Three Months Ending  Nine Months Ending  Feb. 18, 1999
                            September 30,        September 30,   (Inception) to
                           ----------------   -----------------  September 30,
                            2000      1999      2000     1999         2000
                           ------   -------   -------   -------  -------------

Revenue                    $1,150   $     -   $ 1,150   $     -  $       1,150
                           ------   -------   -------   -------  -------------

Expenses:
 General and administrative
  expenses                  1,187     3,177     2,531     4,202          6,405
 General and administrative
  expenses - related party      -       500         -       500          2,795
                           ------   -------   -------   -------  -------------
     Total expenses         1,187     3,677     2,531     4,702          9,200
                           ------   -------   -------   -------  -------------

Net (loss)                 $  (37)  $(3,677)  $(1,381)  $(4,702) $      (8,050)
                           ======   =======   =======   =======  =============

Weighted average number
 of common shares
 outstanding            1,970,000 1,970,000 1,970,000 1,932,167      1,956,503
                        ========= ========= ========= =========  =============

Net (loss) per share       $(0.00)  $ (0.00)  $ (0.00)  $ (0.00) $       (0.00)
                           ======   =======   =======   =======  =============



 The accompanying Notes are an integral part of these financial statements.


/5/


                          FreePCSQuote.com, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (unaudited)
          For the Nine Months Ending September 30, 2000 and 1999
     and For the Period February 18, 1999 (Inception) to September 30, 2000


                                        Nine Months Ending    Feb. 18,1999
                                          September 30,      (Inception) to
                                      ---------------------   September 30,
                                        2000         1999          2000
                                      ---------   ---------   -------------

Cash flows from operating activities
Net (loss)                            $  (1,381)  $  (4,702)  $      (8,050)
Shares issued for services                    -         500             500
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                               (1,381)     (4,202)         (7,550)
                                      ---------   ---------   -------------

Cash flows from investing activities
                                      ---------   ---------   -------------
Net cash provided (used) by
investing activities                          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -       7,550           7,550
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                    -       7,550           7,550
                                      ---------   ---------   -------------

Net increase (decrease) in cash          (1,381)      3,348               -
Cash - beginning                          1,381           -               -
                                      ---------   ---------   -------------
Cash - ending                         $       -   $   3,348   $           -
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Stock issued for services provided  $       -   $     500   $         500
                                      =========   =========   =============
  Number of shares issued for services        -      25,000          25,000
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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2000, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,050 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $1,150 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Our objective is supply Internet data to users of alphanumeric pagers and PCS telephones. As of September 30, 2000, we have completed the development of our website, however, we do not have any customers, nor do we own products at the design, development, or marketing stage.

Management's Plan of Operation

  We believe that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of our products and services. If we are unable to generate revenues from our products and services, however, management believes we will need to raise additional funds to meet our cash requirements. It is our intent to seek to raise additional capital via a private placement offering, once we are trading on the OTC-BB. In the meantime, management plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of September 30, 2000, we have not received any advancement of such funds. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

  Realization of sales of our products and services during the next 12 to 24 month period is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

  Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.


/8/


Results of Operations

  Period from January 1, 2000 to September 30, 2000.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We generated revenues of $1,150 in the above referenced period.

Expenses. We incurred general and administrative expenses of $1,187 in the above referenced period resulting in a net loss of $37.

Liquidity and Capital Resources

  We have generated minimal revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from supplying Internet data to users of alphanumeric pagers and PCS telephones during the next twelve (12) months, of which we cannot guarantee. The receipt of funds from private placement offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


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

                     FreePCSQuote.Com, Inc.

                          (Registrant)




Date:  July 10, 2002
      --------------




By:  /s/ Eric Borgeson
   -------------------
   Eric Borgeson,
   President, Chief Executive Officer, Treasurer and Director


/11/