Form 10KSB
period 2000-12-31
FREEPCSQUOTE COM
filed 2002-07-16
CIK 1087848

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549
                        ------------------------

                               Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

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

     Securities Registered Pursuant to Section 12(g) of the Act:
    Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 1,970,000 issued and outstanding as of December 31, 2000.

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

     The number of shares of Common Stock outstanding as of December 31, 2000 was 1,970,000.

                    ------------------------


/1/


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

To date, we do not provide any information services. We will operate a world wide web site at FreePCSQuote.com. We will offer a wide range of information services over the Internet. These services will include: stock quotes, sports scores, weather information, and personal reminders. Management is dedicated to providing information to alphanumeric pagers.

We will seek to provide a broad spectrum of enhanced personal telecommunications services to businesses and individuals. Our strategy over the next approximately twelve (12) to twenty-four
(24) months will be to enhance and expand content offerings, expand our subscriber base, promote and enhance brand awareness and capture and develop emerging revenue opportunities.

Industry Background

Recent technological developments in the paging industry include new paging services such as "confirmation" or "response" paging, narrowband PCS voice paging, two-way paging and notebook and sub-notebook computer wireless data applications. Industry sources estimate that there were approximately 43.1 million pagers in


/2/


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

We believe that future developments in the paging and wireless communications industry will include: (i) technological improvements that permit increased service and applications to a wider market on a cost-effective basis; (ii) consolidation of smaller, single-market operators into larger, multi-market paging companies; and (iii) increased numbers of pagers in service, as a result of general expansion into consumer and retail markets.

Principal Products and Services and Principal Markets

We intend to provide information services on our web site, FreePCSQuote.com. These products will be provided via a reseller agreement with a vendor of this type of information and will include the following product lines:

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


/3/


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

Telecommunications Market Opportunity

We believe new trends are affecting how and where people access and absorb news and information. Business professionals are shifting their news consumption from home to the office, where speed, timeliness and efficiency are key requirements for the media they use. At the same time, new technologies like cellular telephones, fax machines and pagers are accelerating the pace of business and enabling people to work where and when they need to, from home, office and in transit. These technologies are blurring the line between personal and professional activities. As a result, people are increasingly making purchase decisions in the work environment and business people are emerging as "business consumers."

Distribution Methods of the Products or Services

Management's objective is to build a leadership position in personalized telecommunications services. The primary elements of our business strategy are as follows:

Establish and Expand Subscriber Base

We strive to be recognized as a leader in the market for personalized telecommunications services catering to both businesses and individuals. We believe that name recognition is an important advantage in the telecommunications industry as products are generally available from numerous sources and buyers must trust in a supplier's reliability and credibility. To maximize customer awareness, expand our customer base cost effectively and avoid reliance on any one source of customers, we seek to build brand recognition through multiple marketing channels, including, but not limited to, internet promotion and advertising, joint ventures, strategic partnerships, a referral program compensating business associates/existing clients who refer new clients or projects, and direct contact via telephone, mail and in person.

Enhance and Expand the Breadth and Depth of Customized Services

We intend to develop our array of personalized telecommunications services. Current planned services include financial information, sports information, weather forecasts, and personal reminders. We believe these services will provide us with opportunities to attract new subscribers.


/4/


Build Strong Brand Recognition

We believe that name recognition is an important advantage in the telecommunications industry as products are generally homogeneous and buyers must trust in a retailer's reliability and credibility. To maximize customer awareness, expand our customer base cost effectively and avoid reliance on any one source of customers, we seek to build brand recognition through multiple marketing channels:

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

Pursue Strategic Acquisitions and Alliances

We believe that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional or emerging telecommunications services and technologies, and experienced management. We believe that these acquisitions, if successful, will result in synergistic opportunities, and may increase our revenue and income growth. However, of this, we can give no assurance. We intend to seek opportunities to acquire businesses, services and/or technologies that management believes will complement our business operations. We plan to seek opportunistic acquisitions that may provide complementary technology, expertise or access to certain markets. We may seek to acquire certain component technologies that may provide opportunities to accelerate our service development efforts. No specific acquisition candidates have been identified, however, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

In addition, we may pursue strategic alliances with partners who have established operations. As part of these joint venture agreements, we may make investments in or purchase a part ownership in these joint ventures. We believe that these joint venture relationships, if successful, will result in synergistic opportunities, allowing us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. No specific joint venture agreements have been signed, however, and no assurance can be given that any agreements will be effected, or if effected, will be successful.


/5/


Status of Any Announced New Product or Service

The Company has limited operating history. We were organized on February 18, 1999. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan, and commencing with initial operational plans. As of December 31, 1999, we have developed a business plan, recruited and retained a CEO, and established what steps need to be taken to achieve the results set forth in our attempt to be listed on the OTC-BB. As a start-up and development stage company, we have no new products or services to announce.

Customers

We will provide personalized telecommunications services to wireless customers worldwide. We plan to reach these customers via direct mail, telemarketing, the Internet and the referral process. As of December 31, 2000, we have generated minimal sales revenues. In addition, we do not expect to generate significant sales revenues in the foreseeable future, nor do we anticipate that our revenues will be dependent on any one or even a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements, or Labor Contracts

We do not currently own any patents on our technologies. New proprietary technological advancements will be being protected as trade secrets until appropriate measure can be taken for protection. We believe, however, that our success and ability to compete is dependent in part on the protection of our potential trademarks, trade names, service marks, patents and other proprietary rights and technology. We intend to rely on trade secret, patent and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop products, technology and services that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary technology without authorization.

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


/6/


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

Liability for Information Retrieved from or Transmitted

Materials may be downloaded and publicly distributed by the telecommunications services operated or facilitated by us. These activities could result in potential claims against us for defamation, negligence, copyright or trademark infringement or other claims based on the nature and content of such materials. The government provides that no provider or user of an interactive information service shall be treated as the publisher or speaker of any information provided by another information content provider. If any third-party material on our Web site contains informational errors, we may be sued for losses incurred in reliance on such information. While we intend to reduce our exposure to such potential liability through, among other things, provisions in member agreements, user policies and disclaimers, the enforceability and effectiveness of such measures are uncertain.

Effect of Existing or Probable Government Regulations

We believe that the regulations governing the telecommunications industry will not have a material effect on our current operations. However, due to rapid changes in the way information is transmitted and reviewed, various federal and state agencies may propose new legislation which may adversely affect our business, financial condition and results of operations.

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

We have yet to incur any research and development costs from February 18, 1999 (date of inception) through December 31, 2000.


/7/


Employees

As a start up company in the research and development phase - in order to more prudently manage our limited resources, we presently have one (1) full time employee (our President) and one
(1) independent contractor. Our employee is currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employee are good.


The name, age and position of our directors and executive officers are as follows:


   Name             Age               Position
-------------       ---   ------------------------------------

Eric Borgeson       25    President & CEO


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


                             PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the SEC. The Form 10-SB is pending receipt of a notice of effectiveness for the Company's common stock to be registered under the Securities Act of 1933. The Company's common stock is not traded on the Over-the-Counter Bulletin Board (OTC-BB) or any other national securities exchange as of April 11, 2001.


/8/


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


                          COMMON STOCK
                         --------------

 Name of Beneficial Owner (1)    Number of Shares    % of Class
------------------------------   ----------------    ----------

Eric Borgeson                         750,000          38.07%
Janeva Corporation(2)                 450,000          22.84%
Campbell Mello Associates(3)          450,000          22.84%

All Executive Officers and            750,000          38.07%
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

(3)  The officers of Campbell Mello Associates, Inc. include
     Anthony M. Mello III (President, Chief Executive Officer, Secretary, and Treasurer), Glen E. Greenfelder, Jr. (Executive Vice President), and Antony Michel Santos (Vice President, Regulatory Compliance). The directors of Campbell Mello Associates, Inc. are Anthony M. Mello III, Glen E. Greenfelder, Jr., Michael Kelly, and Donald K. Miner. The shareholders of Campbell Mello Associates, Inc. include Anthony M. Mello III, Glen E. Greenfelder, Jr., Michael Kelly, and Donald K. Miner. Anthony M. Mello III, Glen E. Greenfelder, Jr., Michael Kelly, and Donald K. Miner B. Persons Sharing Ownership of Control of Shares No person other than Eric Borgeson, Janeva Corporation and Campbell Mello Associates owns or shares the power to vote ten percent (10%) or more of the Company's securities.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                   FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:


/9/


     - the Company's status as a start-up company with less than two years of operating history;
     - the Company's expectation of significant losses during the first two years of operations;
     - the competitive disadvantage resulting from the Company's status as a highly-regulated, start-up company;
     - the Company's dependence on key management personnel;
     - the Company's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

We were organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.Com. We have yet to generate significant revenues and in accordance with Statement of Finanical Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company. Our objective is to to supply Internet data to users of alphanumeric pagers and PCS telephones.

At the time of this filing, we have completed the development of our website. However, we do not have any customers, nor our own products at the design, development, or marketing stage. We have filed a Form 10-SB voluntarily with the intention of establishing the fully reporting status with the SEC. The fully reporting status with the SEC is a necessary step in accomplishing our goal of having our stock listed on the OTCBB in the future. Consequently, we will voluntarily continue to file all necessary reports and forms as required by existing legislation and the SEC rules.

Management's Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of our products and services. If we are unable to generate revenues from our products and services, however, management believes the Company will need to raise additional funds to meet our cash requirements. It management's intent to seek to raise additional capital via a private placement offering, once we are trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. Management believes that our initial revenues will be primarily dependent upon our ability to cost effectively and efficiently provide enhanced personal telecommunications services to businesses and individuals. Our strategy over the next approximately twelve (12) to twenty-four
(24) months will be to enhance and expand content offerings, expand its subscriber base, promote and enhance brand awareness and capture and develop emerging revenue opportunities.


/10/


Realization of sales of our products and services during the fiscal year ending December 31, 2001, is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

Period from January 1, 2000 to December 31, 2000.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We have generated minimal revenues to date having devoted substantially all of our present efforts to completing our 12(g) reporting requirements with the Securities Act of 1934 and our commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. We incurred general and administrative expenses in the above referenced period totaling $2,531.

Net Loss. Due to the our operating expenses, FreePCS experienced a net loss of $1,381. We anticipate incurring a loss during this initial commencement of operations until such time that we will realize revenues from providing interactive content to consumers.

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


/11/


Item 7. Financial Statements.





                        TABLE OF CONTENTS


                                                          PAGE


INDEPENDENT AUDITOR'S REPORT                               13

BALANCE SHEETS                                             14

STATEMENTS OF OPERATIONS                                   15

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              16

STATEMENTS OF CASH FLOWS                                   17

NOTES TO FINANCIAL STATEMENTS                              18


/12/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITOR'S REPORT


January 17, 2002

Board of Directors
FreePCSQuote.com, Inc.
Las Vegas, NV

I have audited the Balance Sheets of FreePCSQuote.com, Inc. (the "Company") (A Development Stage Company), as of December 31, 2000 & 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period February 18, 1999 (Date of Inception) to December 31, 2000. These financial statements are
the    responsibility   of   the   Company's   management.     My
responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
FreePCSQuote.com, Inc. (A Development Stage Company) as of December 31, 2000 & 1999, and the results of its operations and cash flows for the period February 18, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

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


/13/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                                Balance Sheets


                                                    December 31, December 31,
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


/14/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Operations


                                   For the years ended     February 18, 1999
                                --------------------------   (Inception) to
                                December 31,  December 31,    December 31,
                                    2000          1999            2000
                                ------------  ------------    ------------

Revenue                         $      1,150  $          -    $      1,150
                                ------------  ------------    ------------

Expenses:
  General and administrative
   expenses                            2,531         3,874           6,405
  General and administrative
   expenses - related party                -         2,795           2,795
                                ------------  ------------    ------------
     Total expenses                    2,531         6,669           9,200
                                ------------  ------------    ------------

Net (loss)                      $     (1,381) $     (6,669)   $     (8,050)
                                ============  ============    ============

Weighted average number of
 common shares outstanding         1,970,000     1,943,966       1,958,381
                                ============  ============    ============

Net (loss) per share            $      (0.00) $      (0.00)   $      (0.00)
                                ============  ============    ============



 The accompanying Notes are an integral part of these financial statements.


/15/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
            Statements of Changes in Stockholders' Equity (Deficit)


                                                     (Deficit)
                            Common Stock            Accumulated
                            ------------  Additional  During       Total
                                           Paid-in  Development Stockholders'
                          Shares   Amount  Capital     Stage   Equity(Deficit)
                         -------- -------- -------  ----------  ------------

March 1999
 Founders shares        1,650,000 $  1,650 $     -  $        -  $      1,650

April 1999
 Rule 504 offering
 issued for cash          295,000      295   5,605                     5,900

April 1999
 Rule 504 offering
 issued for services       25,000       25     475                       500

Net (loss)
 February 18, 1999
 (inception) to
 December31, 1999                                       (6,669)       (6,669)
                         -------- -------- -------  ----------  ------------

Balance, 12/31/99       1,970,000 $  1,970 $ 6,080  $   (6,669) $      1,381

Net (loss)
 January 1, 2000 to
 December 31, 2000                                      (1,381)       (1,381)
                         -------- -------- -------  ----------  ------------

Balance, 12/31/00       1,970,000 $  1,970 $ 6,080  $   (8,050) $          -
                         ======== ======== =======  ==========  ============



 The accompanying Notes are an integral part of these financial statements.


/16/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows


                                       For the years ended   February 18, 1999
                                     -----------------------   (Inception) to
                                    December 31, December 31,   December 31,
                                        2000         1999          2000
                                      ---------   ---------   -------------
Cash flows from operating activities
Net (loss)                            $  (1,381)  $  (6,669)  $      (8,050)
Shares issued for services                    -         500             500
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                               (1,381)     (6,169)         (7,550)
                                      ---------   ---------   -------------

                                      ---------   ---------   -------------
Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -       7,550           7,550
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                    -       7,550           7,550
                                      ---------   ---------   -------------

Net increase (decrease) in cash          (1,381)      1,381               -
Cash - beginning                          1,381           -               -
                                      ---------   ---------   -------------
Cash - ending                         $       -   $   1,381   $           -
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Stock issued for services provided  $       -   $     500   $         500
                                      =========   =========   =============
  Number of shares issued for services        -      25,000          25,000
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

Cash and cash equivalents
 For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

Revenue recognition
 The Company recognizes revenue on the accrual basis.

Advertising costs
 The  Company  expenses  all  costs of advertising  as  incurred.
 There  were  no  advertising  costs  included  in  general   and
 administrative expenses as of December 31, 2000.

Fair value of financial instruments
 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
 Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

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

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The Company has not yet adopted any policy regarding payment  of
 dividends.   No  dividends  have been  paid  or  declared  since
 inception.


/18/


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

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and has generated minimal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/19/


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
                                                =====

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $8,050 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2020.

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


/20/


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


/21/


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


/22/


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


/23/


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


                     FREEPCSQUOTE.COM, INC.
-----------------------------------------------------------------
                           Registrant





Date:  July 10, 2002
     ------------------------





By:  /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  (Principal Executive Officer)



Date:  July 10, 2002
     ------------------------



By:  /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director


/24/


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


/25/