Form 10QSB
period 2001-03-31
FREEPCSQUOTE COM
filed 2002-07-16
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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



                              Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets March 31, 2001 (unaudited) and December 31, 2000      4


    Statements of Operations For the Three Months Ending March           5
    31, 2001 (unaudited) and 2000 (unaudited) and For the Period
    February 18 1999 (Inception) to March 31, 2001 (unaudited)

    Statements of Cash Flows For the Three Months Ending March           6
    31, 2001 (unaudited) and 2000 (unaudited) and For the Period
    February 18 1999 (Inception) to March 31, 2001 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                      10

SIGNATURES                                                              11


/2/


                     FreePCSQuote.com, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   March 31, 2001 (unaudited)
                      and December 31, 2000

                               and

                    Statements of Operations
                   for the Three Months Ending
         March 31, 2001 (unaudited) and 2000 (unaudited)
                       and For the Period
   February 18, 1999 (Inception) to March 31, 2001 (unaudited)

                               and

                    Statements of Cash Flows
                   for the Three Months Ending
         March 31, 2001 (unaudited) and 2000 (unaudited)
                       and For the Period
   February 18, 1999 (Inception) to March 31, 2001 (unaudited)


/3/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                Balance Sheets


                                                    (unaudited)
                                                     March 31,  December 31,
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


/4/


                          FreePCSQuote.com, Inc.
                       (A Development Stage Company)
                         Statements of Operations
                                (unaudited)
            For the Three Months Ending March 31, 2001 and 2000
       and For the Period February 18, 1999 (Inception) to March 31, 2001


                                   Three Months Ending     February 18, 1999
                                         March 31,          (Inception) to
                                --------------------------      March 31,
                                    2001          2000            2001
                                ------------  ------------    ------------

Revenue                         $          -  $          -    $      1,150
                                ------------  ------------    ------------

Expenses:
  General and administrative
   expenses                                -         1,344           6,405
  General and administrative
   expenses - related party                -             -           2,795
                                ------------  ------------    ------------
     Total expenses                        -         1,344           9,200
                                ------------  ------------    ------------

Net (loss)                      $          -  $     (1,344)   $     (8,050)
                                ============  ============    ============

Weighted average number of
 common shares outstanding         1,970,000     1,970,000       1,959,774
                                ============  ============    ============

Net (loss) per share            $          -  $      (0.00)   $      (0.00)
                                ============  ============    ============



 The accompanying Notes are an integral part of these financial statements.


/5/


                            FreePCSQuote.com, Inc.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                   (unaudited)
           For the Three Months Ending March 31, 2001 and 2000
     and For the Period February 18, 1999 (Inception) to March 31, 2001


                                       Three Months Ending     Feb. 18, 1999
                                             March 31,        (Inception) to
                                    --------------------------   March 31,
                                        2001         2000          2001
                                      ---------   ---------   -------------
Cash flows from operating activities
Net (loss)                            $       -   $  (1,344)  $      (8,050)
Shares issued for services                    -           -             500
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                                    -      (1,344)         (7,550)
                                      ---------   ---------   -------------

                                      ---------   ---------   -------------
Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -           -           7,550
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                    -           -           7,550
                                      ---------   ---------   -------------

Net (decrease) in cash                        -      (1,344)              -
Cash - beginning                              -       1,381               -
                                      ---------   ---------   -------------
Cash - ending                         $       -   $      37   $           -
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Stock issued for services provided  $       -   $       -   $         500
                                      =========   =========   =============
  Number of shares issued for services        -           -          25,000
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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,050 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


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

Management's Plan of Operation

  We believe that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of our products and services. If we are unable to generate revenues from our products and services, however, management believes we will need to raise additional funds to meet our cash requirements. It is our intent to seek to raise additional capital via a private placement offering, once we are trading on the OTC-BB. In the meantime, management plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of March 31, 2001, we have not received any advancement of such funds. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

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


/8/


Results of Operations

  Period from January 1, 2001 to March 31,2001.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We did not generate any revenues in the above referenced period.

Expenses. The Company incurred no expenses in the above referenced period.

Liquidity and Capital Resources

  We have generated no revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues during the next twelve
(12) months, of which we cannot guarantee. The receipt of funds from private placement offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


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