Form 10QSB
period 2002-06-30
FREEPCSQUOTE COM
filed 2002-08-14
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[ ]                           TRANSITION REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-26293

                     FreePCSQuote.com, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0420306
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

 4824 Braeburn Drive, Las Vegas, Nevada              89130
(Address of principal executive offices)           (Zip Code)

                         (702) 493-9698
      (Registrant's telephone number, including area code)

           4395 Polaris Avenue, Las Vegas, Nevada, 89103
 (Former name, former address and former fiscal year, if changed since last report)

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



                             Table of Contents

                                                                       Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheet June 30, 2002 (unaudited)                              4

    Statements of Operations For the Three Months and Six Months         5
    Ending June 30, 2002 (unaudited) and 2001 (unaudited) and For the Period February 18 1999 (Inception) to June 30, 2002 (unaudited)


    Statements of Cash Flows For the Six Months Ending June 30,          6
    2002 (unaudited) and 2001 (unaudited) and For the Period
    February 18 1999 (Inception) to June 30, 2002 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                      10

SIGNATURES                                                              11


/2/


                     FreePCSQuote.com, Inc.

                          Balance Sheet
                              as of
                    June 30, 2002 (unaudited)

                               and

                    Statements of Operations
                   for the Three Months Ending
                               and
                        Six Months Ending
         June 30, 2002 (unaudited) and 2001 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to June 30, 2002

                               and

                    Statements of Cash Flows
                    for the Six Months Ending
         June 30, 2002 (unaudited) and 2001 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to June 30, 2002


/3/


                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                         (a Development Stage Company)
                                 Balance Sheet


                                                                 (unaudited)
                                                                   June 30,
Assets                                                               2002
                                                                  ---------
Current assets:
  Cash                                                            $      48
  Accounts receivable                                                   673
  Undeposited funds                                                     570
                                                                  ---------
     Total current assets                                             1,291
                                                                  ---------

                                                                  $   1,291
                                                                  =========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $      90
                                                                  ---------
     Total current liabilities                                           90
                                                                  ---------

Stockholders' Equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, zero shares issued and outstanding
   as of 6/30/02                                                          -
  Common stock, $0.001 par value; 20,000,000 shares
   authorized, 1,970,000 shares issued and outstanding
   as of 6/30/02                                                      1,970
  Additional paid-in capital                                          6,180
  (Deficit) accumulated during development stage                     (6,949)
                                                                  ---------
                                                                      1,201
                                                                  ---------

                                                                  $   1,291
                                                                  =========



 The accompanying Notes are an integral part of these financial statements.


/4/


                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                         (A Development Stage Company)
                           Statements of Operations
                                  (unaudited)


                            Three Months        Six Months   February 18, 1999
                           Ending June 30,    Ending June 30,  (Inception) to
                           --------------     ----------------     June 30,
                            2002      2001      2002     2001         2002
                           ------    ------   -------   -------  -------------

Revenue                    $2,504    $    -   $ 2,504   $     -  $       3,654
                           ------    ------   -------   -------  -------------

Expenses:
 General and administrative   514         -       532         -          6,937
  expenses
 General and administrative   871         -       871         -          3,666
  expenses - related party
                           ------    ------   -------   -------  -------------
Total expenses              1,385         -     1,403         -         10,603
                           ------    ------   -------   -------  -------------

Net income (loss)          $1,119    $    -  $  1,101   $     -  $      (6,949)
                           ======    ======   =======   =======  =============

Weighted average number of
 common shares outstanding
 basic & fully diluted  1,970,000 1,970,000 1,970,000 1,970,000
                        ========= ========= ========= =========

Net (loss) per share
 basic & fully diluted     $ 0.00    $    -   $  0.00   $     -
                           ======    ======   =======   =======



 The accompanying Notes are an integral part of these financial statements.


/5/


                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                         (a Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)


                                        Six Months Ending     Feb. 18,1999
                                             June 30,        (Inception) to
                                      ---------------------       June 30,
                                        2002         2001          2002
                                      ---------   ---------   -------------

Cash flows from operating activities
Net income (loss)                     $   1,101   $       -   $      (6,949)
Shares issued for services                    -           -             500
Adjustments to reconcile net income
 (loss) to net cash (used) by
 operating activities:
  (Increase) in accounts receivable        (673)          -            (673)
  (Increase) in undeposited funds          (570)          -            (570)
  Increase in accounts payable               90           -              90
                                      ---------   ---------   -------------
Net cash (used) by operating
activities                                  (52)          -          (7,602)
                                      ---------   ---------   -------------

                                      ---------   ---------   -------------
Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -           -           7,550
  Donated capital                           100           -             100
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                  100           -           7,650
                                      ---------   ---------   -------------

Net increase in cash                         48           -              48
Cash - beginning                              -           -               -
                                      ---------   ---------   -------------
Cash - ending                         $      48   $       -   $          48
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Shares issued for services          $       -   $       -   $         500
                                      =========   =========   =============
  Number of shares issued for services        -           -          25,000
                                      =========   =========   =============



 The accompanying Notes are an integral part of these financial statements.


/6/


                     FreePCSQuote.com, Inc.
                   dba Las Vegas Web Host.com
                  (a Development Stage Company)
                              Notes

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

Note 2 - Nature of operations

The Company shifted its business plan from supplying Internet data to users of alphanumeric pages & PCS telephones to providing web hosting, computer software, network technology and systems management.

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $6,949 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 4 - Stockholders' equity

On March 27, 2002, the president, director and shareholder of the Company donated cash in the amount of $100.

Note 5 - Related party transactions

During the period ended June 30, 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, Inc., a company owned by the president of the Company. The equipment rent for the period ended June 30, 2002 was $871.


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

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $3,654 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Our objective is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions. As of June 30, 2002, we have completed the development of our website, and have entered into several web hosting agreements that have begun generating revenues for the Company.

Management's Plan of Operation

Management believes that the re-adjustment of our business plan to focus on core Internet services that companies will require in order to compete effectively in the new internet environment was responsible for the realization of the $2,504 in revenues recorded in this past quarter. The shift from providing knowledge based Internet services to providing computer software, network technology, and systems management that allow companies to offer their customers comprehensive outsourced web site and application-hosting solutions has already resulted in the signing of several web hosting agreements.

  In April 2002 we signed agreements with MJ Dean Construction,
Inc., NevWest Securities and I-Deal Furniture to provide web-hosting services. Management's expectation is that each contract will generate approximately $1,600 in revenue per annum.


/8/


  We believe that our current business model will better fit the current economic climate and has the best opportunity to provide for the future growth of our business. The Company does business in Nevada as Las Vegas Web Host.com and our website, www.lasvegaswebhost.com highlights our product set, which we believe fills a niche in the new e-commerce marketplace.

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

Results of Operations

  Period from January 1, 2002 to June 30,2002.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We generated $2,504 in revenues in the above referenced period.

Expenses. The Company incurred $1,385 in general and administration expenses in the above referenced period resulting in net income of $1,119.

Liquidity and Capital Resources

  We have generated minimal revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our web hosting services sufficient to fund existing operations for at least the next twelve (12) to twenty-four (24) months, however, we cannot guarantee that this will occur. The receipt of funds from private placement offerings or loans obtained through private and public sources by FreePCS may be necessary to offset our near term capital needs for the next twelve (12) months. We have financed our cash flow requirements in the past through the issuance of our common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


/9/


Part II - Other Information

Item 6. Exhibits

Exhibit         Name and/or Identification of Exhibit
Number

  3         Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the
                 Company filed February 18, 1999.
                 Incorporated by reference to the exhibits to the Company's General Form For
                 Registration Of Securities Of Small
                 Business Issuers on Form 10-SB,
                 previously filed with the Commission.
                 (b) By-Laws of the Company adopted March
                 12, 1999.  Incorporated by reference to
                 the exhibits to the Company's General
                 Form For Registration Of Securities Of
                 Small Business Issuers on Form 10-SB,
                 previously filed with the Commission.
 99.1       Certification under Section 906 of the Sarbanes-Oxley
            Act (18 U.S.C. SECTION 1350)


/10/


                           Signatures


In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FreePCSQuote.com, Inc.

                          (Registrant)




Date:  August 13, 2002
      ----------------




By:  /s/ Eric Borgeson
    ------------------
    Eric Borgeson,
    President, Chief Executive Officer, Treasurer and Director


/11/