Form 10QSB
period 2002-09-30
FREEPCSQUOTE COM
filed 2002-11-19
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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



                            Table of Contents

                                                                      Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

    Balance Sheet September 30, 2002 (unaudited)                        4

    Statements of Operations For the Three Months and Nine Months       5
    Ending September 30, 2002 (unaudited) and 2001 (unaudited) and For the Period February 18 1999 (Inception) to September
    30, 2002 (unaudited)

    Statements of Cash Flows For the Nine Months Ending September       6
    30, 2002 (unaudited) and 2001 (unaudited) and For the Period
    February 18 1999 (Inception) to September 30, 2002 (unaudited)

    Notes to Financial Statements                                       7

  Item 2. Management's Discussion and Analysis or Plan of Operation     8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     10

SIGNATURES                                                             11


/2/


Part I - Financial Information

  Item 1. Financial Statements






                     FreePCSQuote.com, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                 September 30, 2002 (unaudited)

                               and

                    Statements of Operations
                   for the Three Months Ending
                               and
                       Nine Months Ending
       September 30, 2002 (unaudited) and 2001 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to September 30,
                        2002 (unaudited)

                               and

                    Statements of Cash Flows
                   for the Nine Months Ending
       September 30, 2002 (unaudited) and 2001 (unaudited)
                               and
  For the Period February 18, 1999 (Inception) to September 30,
                        2002 (unaudited)


/3/


                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                         (a Development Stage Company)
                                 Balance Sheet


                                                              (unaudited)
                                                             September 30,
Assets                                                            2002
                                                             -------------
Current assets:
   Cash                                                      $         279
   Accounts receivable                                               1,095
   Undeposited funds                                                   145
                                                             -------------
     Total current assets                                            1,519
                                                             -------------

                                                             $       1,519
                                                             =============

Liabilities and Stockholders' Equity

Current liabilities:                                         $           -
                                                             -------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares                   -
      authorized, zero shares issued and outstanding
   Common stock, $0.001 par value; 20,000,000 shares                 1,970
      authorized, 1,970,000 shares issued and outstanding
   Additional paid-in capital                                        6,180
   (Deficit) accumulated during development stage                   (6,631)
                                                             -------------
                                                                     1,519
                                                             -------------

                                                             $       1,519
                                                             =============



 The accompanying Notes are an integral part of these financial statements.


/4/


                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                         (a Development Stage Company)
                           Statements of Operations
                                  (unaudited)



                         Three Months Ending  Nine Months Ending  Feb. 18, 1999
                            September 30,        September 30,   (Inception) to
                           ----------------   -----------------  September 30,
                            2002      2001      2002     2001         2002
                           ------    ------   -------   -------  -------------

Revenue                    $2,065    $    -   $ 4,569   $     -  $       5,719
                           ------    ------   -------   -------  -------------

Expenses:
 General and administrative
  expenses                    950         -     1,482         -          7,887
 Equipment rental -
  related party               797         -     1,668         -          4,463
                           ------    ------   -------   -------  -------------
Total expenses              1,747         -     3,150         -         12,350
                           ------    ------   -------   -------  -------------

Net income (loss)          $  318    $    -   $ 1,419   $     -  $      (6,631)
                           ======    ======   =======   =======  =============

Weighted average number
 of common shares
 outstanding - basic
 and fully diluted      1,970,000 1,970,000 1,970,000 1,970,000
                        ========= ========= ========= =========

Net (loss) per share -
 basic and fully diluted   $ 0.00    $    -   $  0.00   $     -
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


/5/


                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                         (a Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)


                                        Nine Months Ending    Feb. 18,1999
                                          September 30,      (Inception) to
                                      ---------------------   September 30,
                                        2002         2001          2002
                                      ---------   ---------   -------------

Cash flows from operating activities
Net income (loss)                     $   1,419   $       -   $      (6,631)
Shares issued for services                    -           -             500
Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities:
  (Increase) in accounts receivable      (1,095)          -          (1,095)
  (Increase) in undeposited funds          (145)          -            (145)
                                      ---------   ---------   -------------
Net cash provided (used) by
 operating activities                       179           -          (7,371)
                                      ---------   ---------   -------------

Cash flows from investing activities          -           -               -
                                      ---------   ---------   -------------

Cash flows from financing activities
  Issuance of common stock                    -           -           7,550
  Donated capital                           100           -             100
                                      ---------   ---------   -------------
Net cash provided by financing
activities                                  100           -           7,650
                                      ---------   ---------   -------------

Net increase in cash                        279           -             279
Cash - beginning                              -           -               -
                                      ---------   ---------   -------------
Cash - ending                         $     279   $       -   $         279
                                      =========   =========   =============

Supplemental disclosures:
  Interest paid                       $       -   $       -   $           -
                                      =========   =========   =============
  Income taxes paid                   $       -   $       -   $           -
                                      =========   =========   =============

Non-cash transactions:
  Shares issued for services          $       -   $       -   $         500
                                      =========   =========   =============
  Number of shares issued for services        -           -          25,000
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

Note 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $6,631 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 4 - Stockholders' equity

On March 27, 2002, the president, director and shareholder of the Company donated cash in the amount of $100.

Note 5 - Related party transactions

During the nine-month period ended September 30, 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the period ended June 30, 2002 was $1,519.


/7/


     Item 2. Management's Discussion and Analysis or Plan of Operation

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

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $5,719 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Our objective is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions.

Management's Plan of Operation

  The re-adjustment of our business plan to focus on core Internet services that companies will require in order to compete effectively in the new internet environment has resulted in the realization of the $2,065 in revenues recorded in this past quarter. As of September 30, 2002, our Web site, www.lasvegaswebhost.com, is fully functional, and although no new contracts were signed in the past quarter, we have entered into web-hosting agreements with Century 21 Moneyworld and Sunbelt Energy Technologies in the current quarter.

  Management's expectation is that the above referenced contracts will generate approximately $600 in additional revenue per quarter.

  Web Center: Our Web site offers our customers access to a variety of services including:


/8/


       1.   Web hosting;
       2.   Marketing;
       3.   Web based e-mail;
       4.   Unlimited auto-responders;
       5.   Unlimited FTP access;
       6.   Unlimited e-mail aliases; and
       7.   Web based log statistics.

  Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

  Period from January 1, 2002 to September 30, 2002.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We generated $4,569 in revenues in the above referenced period compared to zero revenue generated in the comparable period of January 1, 2001 to September 30, 2001. Expenses. The Company incurred expenses of $3,150 in the above referenced period resulting in net income of $1,419.

Liquidity and Capital Resources

  Management believes that our capital requirements will be met through the revenues derived from the sale of our services. If we are unable to generate sufficient revenues from our services, additional funds will need to be raised to meet our cash requirements. Management plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of September 30, 2002, we have not received any advancement of such funds. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

  We generated minimal revenues of $2,065 during the past quarter and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our web hosting services sufficient to fund existing operations for at least the next twelve (12) to twenty-four (24) months, however, we cannot guarantee that this will occur. We have financed our cash flow requirements in the past through the issuance of our common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


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

                     FreePCSQuote.Com, Inc.

                          (Registrant)




Date:  November 18, 2002
      ------------------




By:  /s/ Eric Borgeson
     -----------------
     Eric Borgeson,
     President, Chief Executive Officer, Treasurer and Director


/11/