Form 10KSB
period 2002-12-31
FREEPCSQUOTE COM
filed 2003-04-17
CIK 1087848

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

   [X]  Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2002

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

     For the Transition Period from __________ to __________

                Commission File Number 000-26293

                     FreePCSQuote.Com, Inc.
     (Exact Name of Registrant as Specified in its Charter)

           Nevada                         88-0420306
(State or other jurisdiction of       (I.R.S. employer
incorporation or  organization)     identification number)

   4824 Braeburn Drive, Las Vegas, NV           89130
(Address of principal executive offices)      (Zip code)

 Registrant's Telephone Number, Including Area Code: (702) 493-9698

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 197,000 issued and outstanding as of December 31, 2002.

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

 Currently, the approximate aggregate market value of the Common
    Stock held by non-affiliates of the registrant cannot be calculated. The Company's Common Stock is listed on the Pink Sheets and the OTCBB, however, there is no posted bid or ask.


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

                             PART I

ITEM 1 - DESCRIPTION OF BUSINESS.

Overview and History

     FreePCSQuote.Com ("FPQT", "FreePCS", or the "Company"), a Nevada corporation, incorporated on February 18, 1999, is a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management we provide our customers comprehensive outsourced web site and application hosting solutions. We have yet to generated significant revenues from operations, however, through our world wide web site at www.lasvegaswebhost.com we offer a wide range of internet support services.

     We provide a broad spectrum of enhanced e-commerce services to businesses. Our strategy over the next approximately twelve
(12) to twenty-four (24) months will be to enhance and expand our products and services, expand our customer base, promote and enhance brand awareness and capture and develop emerging revenue opportunities.

     On February 3, 2003, FPQT effectuated a 1-for-10 reverse split of our common stock. For accounting purposes the adjustment to the outstanding common stock of FPQT from 1,970,000 shares to 197,000 shares is reflected on the December 31, 2002 financial statements contained within this document.

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


/2/


     Enterprises generally utilize two types of Internet services: connectivity and valued-added services. FreePCS provides companies with value-added services such as Web hosting and communication services that improve the internal and external operations of an enterprise. These value-added services represent one of the fastest growing segments of the Internet services market. The availability of Internet access, the advancements in technologies required to navigate the Internet and the proliferation of content and applications available over the Internet have attracted a growing number of Internet users.

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

     As is typical in the case of a new and rapidly evolving industry, the Internet is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Demand for recently introduced products and services is subject to a level of uncertainty. Despite growing interest in the many uses of the Internet some potential users could be deterred from purchasing Internet access services because of a perceived inconsistent quality of service, the need to deal with multiple and frequently incompatible vendors, and perceived inadequate protection of the confidentiality of stored data and information moving across the Internet. In particular, a perceived lack of security of commercial data, such as credit card numbers, could impede commercial exploitation of the Internet. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business.

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


/3/


     The principal products and services we offer are:

       1. Web site hosting; and

       2. E-mail and related services such as conference and bulletin board facilities, mailing list management and e-commerce.

     The key factors that we believe will drive our growth are:

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

     We will seek to identify, test and utilize the best available technologies and processes. Our architecture will be specifically designed to facilitate the rapid, cost-efficient implementation and expansion of customers' Web hosting initiatives and accommodate the launching and maintenance of Web sites in multiple languages.

  Products and Services

     We offer a variety of Internet services including Web hosting, Web consulting and electronic mail services. In the future, we intend to develop a broader range of value added solutions and services independently, principally through the development of proprietary Web applications software. Following is a description of the products and services that we provide to our customers.

  Web Site Hosting

     We offer our customers several options for hosting their web sites. A customer can share space on a server, which also hosts the web sites of other customers. A web site provides a company with a tangible identity and interactive presence on the Internet. The site allows a company to post information about itself that is easily accessible to all Internet users.

     We offer a comprehensive range of basic web site hosting products, as well as a growing suite of enhanced web site hosting products. Generally, our customers elect to rely upon us to provide the hardware and software that is necessary to host a web site. We offer three basic web site hosting plans, the largest of which provides up to 20 gigabytes of data transfer per month and up to 300 megabytes of disk storage on our servers. After a one-time set up fee of $25, the customer can opt to engage our services on an annual basis for $240, quarterly at rate of $67.50 per quarter, or monthly at a rate of $25 per month.

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


/4/


     Our consulting engagements range from a few hours to a few weeks depending on the complexity and volume of the services needed. We believe our consulting services will play an increasingly important role in supporting the implementation and maintenance of complex web sites and web-based applications.

  Other Services

     We offer a variety of other services, which enables communication over the Internet. These include virtual hosting of electronic mail. This allows users to maintain their own domains while housing their e-mail on our servers. We also offer the filtering of unsolicited e-mail.

     Our MajorDomo Management product enables the broadcast of e-mail to an established user group. It is used to conduct training sessions electronically, thereby eliminating the travel and related costs associated with live sessions.

     Our PHPBoard product is used to post messages to members of a closed group and allows recipients of messages to respond. Our e-commerce product is used to establish an online store from which our clients can sell products through their website. We offer our customers various combinations of these services which we call packages. We charge our customers a fee per package, which varies from $5 to $25 depending on the complexity of the package.

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

     Web-based and traditional advertising. We utilize aggressive online advertising to promote both our brand name and specific merchandising opportunities on a wide variety of web sites, including major content and service providers, targeted computer-related sites and niche, special-interest sites. We also intend to conduct a more traditional media-based advertising campaign that may include television, radio and print advertising.

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


/5/


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

Status of Any Announced New Product or Service

     As we were organized on February 18, 1999, we have a limited operating history. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan, and commencing with initial operations.

     As of December 31, 2002, we have developed a business plan, recruited and retained a CEO, signed several web hosting contracts and obtained listing status on the Pink Sheets under the symbol "FPQT." As we are still in the development stage, we have no new products or services to announce.

Customers

     In fiscal 2002, we generated revenues of $6,189. We currently have web hosting agreements with Coast Wide Promotions, Air Filtration Systems and AEL construction. We do not anticipate that our revenues will be dependent on any one or even a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements, or Labor Contracts

     We do not currently own any patents on our technologies.
New proprietary technological advancements will be protected as trade secrets until appropriate measures can be taken for protection. We believe, however, that our success and ability to compete is dependent in part on the protection of our potential trademarks, trade names, service marks, patents and other proprietary rights and technology. We intend to rely on trade secret, patent and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection for us, that others will not develop products, technology and services that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary technology without authorization.


/6/


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

     We plan to develop and enhance our products and services internally to meet clients' needs, but if we can purchase or license proven products or services at reasonable costs we will do so in order to avoid the time and expense involved in developing such products or services. We have yet to incur any research and development costs from February 18, 1999 (date of inception) through December 31, 2002.


/7/


Employees

     As a development stage company, in order to more prudently manage our limited resources, we presently have one (1) full time employee (our President) and one (1) independent contractor. Our independent contractor is currently not represented by a collective bargaining agreement, and we believe that relations with our independent contractor is good.

The name, age and position of the Company's directors and executive officers are as follows:


Name                        Age      Position
-------------              -----     ---------------
Eric Borgeson               27       President & CEO


Eric Borgeson, CEO and Chairman of the Board has, for the last nine years, worked for Passkey Systems, a direct mail company in Las Vegas, NV. (Passkey Systems is in no way affiliated with FreePCSQuote.com.) Mr. Borgeson brings 9 years of technical and Internet expertise as well as keen marketing skills to the management of the Company. He brings an understanding of the need for fast information due to his coordination and involvement with fantasy sports leagues. He also is a versed day trader and recognizes the importance of timely, accurate information driven in a personal, easy to use fashion.

ITEM 2.   PROPERTIES.

     Our corporate headquarters are located at 4824 Braeburn Drive, Las Vegas, Nevada 89130. The office space is provided by the sole officer and director of the Company at no cost to the Company. We do not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

ITEM 3 -- LEGAL PROCEEDINGS.

     We are not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.



       [The balance of this page is intentionally blank.]


/8/


                             PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Our common stock has been registered in a Form 10-SB filing with the SEC and is currently listed on the Pink Sheets under the ticker symbol "FPQT". However, there have been no purchases or sales of FPQT common stock, nor is there a posted bid or ask.
The following table sets forth certain information as of the end of 2002, with respect to the beneficial ownership of our Common Stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

                          COMMON STOCK

Name of Beneficial Owner (1)          Number of Shares   % of Class
----------------------------          ----------------   ----------
Eric Borgeson                              750,000         38.07%
Janeva Corporation(2)                      450,000         22.84%
Corporate Regulatory Services, LLC(3)      450,000         22.84%
                                      ----------------   ----------
All Executive Officers and                 750,000         38.07%
Directors as a Group

  Footnotes to Principal Shareholders:
(1)  The address of each executive officer and director is c/o
     4824 Braeburn Drive, Las Vegas, Nevada 89130.
(2) Bert K. Blevins III is the sole officer, director, and controlling shareholder of Janeva Corporation, and as such, is the only natural person who shares beneficial ownership of the shares of the issuer attributed to Janeva
     Corporation.
(3) Glen Greenfelder, Jr. is the sole officer, director, and controlling shareholder of Corporate Regulatory Services, LLC, and as such, is the only natural person who shares beneficial ownership of the shares of the issuer attributed to Corporate Regulatory Services, LLC.



       [The balance of this page is intentionally blank.]


/9/


Item 6. Management's Discussion and Analysis or Plan of Operation.

                   FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

   - our status as a start-up company with less than three years of operating history;
   - our expectation of significant losses during the first three years of operations;
   - the competitive disadvantage resulting from our status as a development stage company;
   -  our dependence on key management personnel;
   - our ability to implement developments in technology to be competitive.

     Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

     We were organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.Com, Inc. In 2002, we generated revenues of $6,189. In accordance with Statement of Finanical Accounting Standards No. 7 (SFAS #7), we are considered a developmental stage company. Our objective is to provide businesses with the opportunity to generate revenues by supplying those businesses with Internet technology solutions and services. We provide the computer software, network technology, and systems management necessary to offer our customers comprehensive outsourced web site and application hosting solutions. To date, we have not generated significant revenues from operations, however, we currently have in place a world wide web site at www.lasvegaswebhost.com offering a wide range of internet support services.

Management's Plan of Operation

     Management believes that capital requirements will be derived from internal revenues and earnings generated from the sale of our products and services. If we are unable to generate sufficient revenues from our products and services, we will need to raise additional funds to meet our capital requirements. Although there is no definitive or legally binding arrangement to do so, management plans to advance funds to the Company on an as-needed basis.

     Our ability to generate revenues will be primarily dependent upon our ability to cost effectively and efficiently provide enhanced Internet Technology Solutions and Services to business customers. Our strategy over the next approximately twelve (12) to twenty-four (24) months will be to enhance and expand content offerings, expand our subscriber base, promote and enhance brand awareness and develop emerging revenue opportunities.


/10/


     Realization of sales of our products and services during the fiscal year ending December 31, 2003, is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

     Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

     Period ending December 31, 2002.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We generated revenues of $6,189 in fiscal 2002 compared to $0 revenues in fiscal 2001. We have devoted substantially all of our present efforts to completing our 12(g) reporting requirements with the Securities Act of 1934 and our commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB") under the ticker symbol "FPQT".

Expenses. We incurred total expenses of $4,717 in fiscal 2002 compared to $0 expenses in fiscal 2001. Total Operating expenses for the period February 18, 1999 (inception) to December 31, 2002, totaled $13,917 resulting in a net loss of $6,578 for the same period. General and administrative expenses of $2,075, Equipment rental of $2,317 and Bad debt expense of $325 account comprise our total expenses in fiscal 2002.

Liquidity and Capital Resources

     We have generated minimal revenues during this period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from supplying Internet data to users of alphanumeric pagers and PCS telephones during the next twelve (12) months, of which we cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by FreePCS may be anticipated to offset our near term cash equivalents for the next twelve (12) months. We have financed our cash flow requirements through issuance of common stock and the minimal revenues we have generated to date. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues.



       [The balance of this page is intentionally blank.]


/11/


Item 7. Financial Statements.



                        TABLE OF CONTENTS


                                                              PAGE(S)
                                                              -------

INDEPENDENT AUDITOR'S REPORT                                     13

BALANCE SHEETS                                                   14

STATEMENTS OF OPERATIONS                                         15

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)          16

STATEMENTS OF CASH FLOWS                                         17

NOTES TO FINANCIAL STATEMENTS                                 18 to 22


/12/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
FreePCSQuote.com, Inc.

We have audited the Balance Sheets of FreePCSQuote.com, Inc. (the "Company") (A Development Stage Company), as of December 31,
2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period February 18, 1999 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FreePCSQuote.com, Inc. as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated January 17, 2002, on those statements included an explanatory going concern paragraph discussed in Note 2 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreePCSQuote.com, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then ended and for the period February 18, 1999 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead & Watts, LLP
--------------------------
Beckstead & Watts, LLP

April 16, 2003


/13/


                            FreePCSQuote.com, Inc.
                         (A Development Stage Company)
                                Balance Sheets


                                                          December 31,
                                                    -----------------------
Assets                                                  2002        2001
                                                    -----------  ----------
Current assets:
  Cash                                              $       552  $        -
  Accounts receivable                                     1,020           -
  Undeposited funds                                           -           -
                                                    -----------  ----------
     Total current assets                                 1,572           -
                                                    -----------  ----------

                                                     $    1,572  $        -
                                                    ===========  ==========

Liabilities and Stockholders' Equity

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding               -           -
  Common stock, $0.001 par value; 20,000,000 shares
   authorized, 197,000 shares issued and outstanding        197         197
  Additional paid-in capital                              7,953       7,853
  (Deficit) accumulated during development stage         (6,578)     (8,050)
                                                    -----------  ----------
                                                          1,572           -
                                                    -----------  ----------

                                                     $    1,572  $        -
                                                    ===========  ==========



The accompanying notes are an integral part of these financial statements.


/14/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Operations


                                   For the years ended     February 18, 1999
                                       December 31,          (Inception) to
                                --------------------------    December 31,
                                    2002          2001            2002
                                ------------  ------------    ------------

Revenue                         $      6,189  $          -    $      7,339
                                ------------  ------------    ------------

Expenses:
  General and administrative
   expenses                            2,075             -           8,480
  Equipment rental                     2,317             -           5,112
  Bad debt expense                       325             -             325
                                ------------  ------------    ------------
     Total expenses                    4,717             -          13,917
                                ------------  ------------    ------------

Net income (loss)               $      1,472  $          -    $     (6,578)
                                ============  ============    ============

Weighted average number of
 common shares outstanding           197,000       197,000
                                ============  ============

Net income (loss) per share     $       0.01  $          -
                                ============  ============



The accompanying notes are an integral part of these financial statements.


/15/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
            Statements of Changes in Stockholders' Equity (Deficit)


                                                     (Deficit)
                            Common Stock            Accumulated
                            ------------  Additional  During       Total
                                           Paid-in  Development Stockholders'
                          Shares   Amount  Capital     Stage      Equity
                         -------- -------- -------  ----------  ------------
March 1999
 Founders shares          165,000 $  1,650 $     -  $        -  $      1,650

April 1999
 Rule 504 offering
 issued for cash           29,500      295   5,605                     5,900

April 1999
 Rule 504 offering
 issued for services        2,500       25     475                       500

Net (loss)
 February 18, 1999
 (inception) to
 December31, 1999                                       (6,669)       (6,669)
                         -------- -------- -------  ----------  ------------

Balance, 12/31/99         197,000    1,970   6,080      (6,669)        1,381

Net (loss)
 January 1, 2000 to
 December 31, 2000                                      (1,381)       (1,381)
                         -------- -------- -------  ----------  ------------

Balance, 12/31/00         197,000    1,970   6,080      (8,050)            -

Net (loss)
 January 1, 2001 to
 December 31, 2001                                           -             -
                         -------- -------- -------  ----------  ------------

Balance, 12/31/01         197,000    1,970   6,080      (8,050)            -

March 2002
 Donated capital                               100                       100

Reclasification of
 paid-in capital                    (1,773)  1,773                         -

Net income (loss)
 For the year ended
 December 31, 2002                                       1,472         1,472
                         -------- -------- -------  ----------  ------------

Balance, 12/31/02         197,000 $    197 $ 7,953  $   (6,578) $      1,572
                         ======== ======== =======  ==========  ============



The accompanying notes are an integral part of these financial statements.


/16/


                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Operations


                                    For the years ended   February 18, 1999
                                        December 31,        (Inception) to
                                    --------------------    December 31,
                                      2002        2001          2002
                                    --------    --------    ------------
Cash flows from operating
 activities
Net income (loss)                   $  1,472    $      -    $     (6,578)
  Shares issued for services               -           -             500
Adjustments to reconcile net
 income (loss) to net
 cash provided (used) by
 operating activities:
  (Increase) in accounts receivable   (1,020)          -          (1,200)
  (Increase) in undeposited funds          -           -               -
Net cash provided (used) by         --------    --------    ------------
 operating activities                    452           -          (7,098)
                                    --------    --------    ------------

Cash flows from financing
 activities
  Issuances of common stock                -           -           7,550
  Donated capital                        100           -             100
Net cash provided by financing      --------    --------    ------------
 activities                              100           -           7,650
                                    --------    --------    ------------

Net increase in cash                     552           -             552
Cash - beginning                           -           -               -
                                    --------    --------    ------------
Cash - ending                       $    552    $      -    $        552
                                    ========    ========    ============

Supplemental disclosures:
  Interest paid                     $      -    $      -    $          -
                                    ========    ========    ============
  Income taxes paid                 $      -    $      -    $          -
                                    ========    ========    ============

Non-cash transactions:
 Stock issued for services provided $      -    $      -    $        500
                                    ========    ========    ============
 Number of shares issued for services      -           -          25,000
                                    ========    ========    ============



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

Cash and cash equivalents
 For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002 and 2001.

Revenue recognition
 The Company recognizes revenue as earned and expenses as incurred.

Advertising costs
 The  Company  expenses  all  costs of advertising  as  incurred.
 There were $120 and $0 in advertising costs included in general and administrative expenses as of December 31, 2002 and 2001.

Fair value of financial instruments
 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
 Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. No such impairments have been identified by management at December 31, 2002 and 2001.

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

Earnings (Loss) per share
 Net earning (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic earning (loss) per share is computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002 and 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.


/18/


                     FreePCSQuote.com, Inc.
                  (a Development Stage Company)
                              Notes

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

Recent pronouncements
 In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee
 Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.


/19/


                     FreePCSQuote.com, Inc.
                  (a Development Stage Company)
                              Notes

 In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

 In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
 Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
 The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
 The Company has adopted December 31 as its fiscal year end.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has just commenced its planned principal operations and it has generated miminal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/20/


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

Note 4 - Stockholders' equity

On February 3, 2003, the Company effectuated a 1-for-10 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

On March 12, 1999, the Company issued 1,650,000 shares of its $0.001 par value common stock as founders' shares to several individuals, entities, and officers and directors of the Company for total cash in the amount of $1,650. Due to the reverse split of 1-for-10, the number of shares has been retroactively restated to 165,000.

On April 5, 1999, the Company issued 295,000 of its $0.001 par value common stock for cash of $5,900 pursuant to a Rule 504 of the SEC 1933 Securities Act offering. Due to the reverse split of 1-for-10, the number of shares has been retroactively restated to 29,500.

On April 5, 1999, the Company issued 25,000 of its $0.001 par value common stock to a shareholder of the Company for corporate consulting services valued at $500 pursuant to a Rule 504 of the SEC 1933 Securities Act offering. Due to the reverse split of 1-for-10, the number of shares has been retroactively restated to 2,500.

On March 27, 2002, the president, director and shareholder of the Company donated cash in the amount of $100.

There have been no other issuances of common stock and/or preferred stock.

Note 5 - Warrants and options

As of December 31, 2002 and 2001, there are no warrants or options outstanding to acquire any additional shares of common stock and/or preferred stock.

Note 6 - Related party transactions

On  March  12,  1999, the Company issued 750,000  shares  of  its
$0.001 par value common stock as founders' shares to an individual who is an officer and director of the Company for total cash in the amount of $750. Due to the reverse split of 1-for-10, the number of shares has been retroactively restated to 75,000.

On April 5, 1999, the Company issued 25,000 of its $0.001 par value common stock to a shareholder of the Company for corporate consulting services valued at $500 pursuant to a Rule 504 of the SEC 1933 Securities Act offering. Due to the reverse split of 1-for-10, the number of shares has been retroactively restated to 2,500.


/21/


                     FreePCSQuote.com, Inc.
                  (a Development Stage Company)
                              Notes

The Company paid consulting services to an individual, who is an officer, director and shareholder of the Company in the amount of $2,000 for the period ended December 31, 1999.

The Company paid consulting services to an entity, who is a shareholder of the Company in the amount of $295 for the period ended December 31, 1999.

In May 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the year ended
December 31, 2002 was $2,316.

Note 7 - Subsequent events

On January 1, 2003, the Company executed an employment agreement with its president. The term is for a period of one year with a base salary of $500,000. On February 10, 2003, the Company issued 2,500,000 post-split shares of its $0.001 par value common stock in lieu of his salary for the entire year of 2002.

On February 3, 2003, the Company effectuated a 1-for-10 reverse stock split for all shareholders as of that date.


/22/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     We have had no disagreements with our independent accountants.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The name, age, position and date of appointment of the Company's director(s) and executive officer(s) are as follows:

    Name        Age       Position(s)            Appointed
-------------   ---  ---------------------    ---------------
Eric Borgeson    27   President, Secretary,   February of 1999
                     Treasurer and Director

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

     We do not currently have an employment agreement with our executive officer. Since inception, the sole executive officer of the Company has drawn a total of $2,000 for compensation and has decided to defer from drawing additional salary from the Company until such time as the cash flows generated are sufficient to meet this expense. The Company does not currently have an employee stock option plan.


/23/


                      SUMMARY COMPENSATION TABLE

                                ANNUAL  COMPENSATION    ALL OTHER
 NAME AND PRINCIPAL             SALARY      BONUS      COMPENSATION
      POSITION         YEAR      ($)         ($)            ($)
-------------------    ----     ------  ------------   ------------
Eric Borgeson,         2002       0           0              0
President              2001       0           0              0


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

                      EMPLOYMENT AGREEMENTS

     As of December 31, 2002 FPQT had no outstanding employment agreement with our executive officer.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Because of the development stage nature of the Company and its relatively recent inception, February 18, 1999, the Company has no relationships or transactions to disclose. Corporate Regultory Services, LLC was retained by FreePCSQuote.com, Inc., to prepare our initial Regulation D, Rule 504 offering document, as well as to prepare our Form 211 Information statement and the Form 10-SB Registration Statement. In exchange, Corporate Regultory Services, LLC, was paid a monetary sum along with 450,000 shares (pre-split) of common stock in the Company.


/24/


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





Date:  April 16, 2003
   --------------------------





By: /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  (Principal Executive Officer)


Date:  April 16, 2003
   --------------------------





By: /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director


/26/


                        INDEX TO EXHIBITS

Exhibit        Name and/or Identification of Exhibit
Number
  3        Articles of Incorporation & By-Laws
             (a) Articles of Incorporation of the Company filed February 18, 1999. Incorporated by reference to the exhibits to the Company's
             General Form For Registration Of Securities
             Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (b) By-Laws of the Company adopted March 12,
             1999.  Incorporated by reference to the
             exhibits to the Company's General Form For
             Registration Of Securities Of Small Business
             Issuers on Form 10-SB, previously filed with the Commission.
 99.1      Certification under Section 906 of the Sarbanes-
           Oxley Act (18 U.S.C. SECTION 1350)


/27/