Form 10KSB/A
period 2002-12-31
FREEPCSQUOTE COM
filed 2003-04-24
CIK 1087848

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB/A

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





Date:  April 24, 2003
   --------------------------





By: /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  (Principal Executive Officer)


Date:  April 24, 2003
   --------------------------





By: /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director


/26/


                     CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Eric Borgeson, Chairman of the Board, President and CEO,
Treasurer and CFO and Secretary of FreePCSQuote.com, Inc. (the
"Registrant"), certify that:

  1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

  2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

  4. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report, the Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. As the Registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


/27/


  6. As the Registrant's certifying officer, I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 24, 2003

                              /s/ Eric Borgeson
                              -----------------------------
                              Eric Borgeson
                              Chairman of the Board
                              CEO, President, Secretary and
                              Treasurer and CFO


/28/


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


/29/