Form 10QSB
period 2003-03-31
FREEPCSQUOTE COM
filed 2003-06-02
CIK 1087848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            2,697,000


/1/


                     FreePCSQuote.com, Inc.
                   dba Las Vegas Web Host.com
                  (A Development Stage Company)



                        Table of Contents

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

     Independent Accountants' Review Report                             4

     Balance Sheet March 31, 2003 (unaudited)                           5

     Statements of Operations For the Three Months Ending March         6
     31, 2003 (unaudited) and 2002 (unaudited) and For the Period
     February 18 1999 (Inception) to March 31, 2003 (unaudited)

     Statements of Cash Flows For the Three Months Ending March         7
     31, 2003 (unaudited) and 2002 (unaudited) and For the Period
     February 18 1999 (Inception) to March 31, 2003 (unaudited)

     Notes to Financial Statements                                      8

  Item 2. Management's Discussion and Analysis or Plan of Operation     9

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     11

SIGNATURES                                                             12

ATTACHMENT A - FORM OF CERTIFICATION FOR FORM 10-QSB                   13


/2/


Part I - Financial Information

  Item 1. Financial Statements



                     FreePCSQuote.com, Inc.
                   dba Las Vegas Web Host.com
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                   March 31, 2003 (unaudited)

                               and

                    Statements of Operations
                   for the Three Months Ending
         March 31, 2003 (unaudited) and 2002 (unaudited)
                               and
 For the Period February 18, 1999 (Inception) to March 31, 2003
                           (unaudited)

                               and

                    Statements of Cash Flows
                   for the Three Months Ending
         March 31, 2003 (unaudited) and 2002 (unaudited)
                               and
 For the Period February 18, 1999 (Inception) to March 31, 2003
                           (unaudited)


/3/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
FreePCSQuote.com, Inc.
dba Las Vegas Web Host.com
(a Development Stage Company)
Las Vegas, NV

We    have   reviewed   the   accompanying   balance   sheet   of
FreePCSQuote.com, Inc. dba Las Vegas Web Host.com (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period February 18, 1999 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period February 18, 1999 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of FreePCSQuote.com, Inc. dba Las Vegas Web Host.com (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 16, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP

May 28, 2003


/4/


                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)


                                                                March 31,
                                                                  2003
Assets                                                          ---------

Current assets:
   Cash                                                         $     168
   Accounts receivable                                              1,349
   Undeposited funds                                                   15
                                                                ---------
     Total current assets                                           1,532
                                                                ---------

                                                                $   1,532
                                                                =========

Liabilities and Stockholders' Equity

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares                  -
    authorized, zero shares issued and outstanding
   Common stock, $0.001 par value; 20,000,000 shares                2,697
    authorized, 2,697,000 shares issued and outstanding
   Additional paid-in capital                                     505,453
   Deferred compensation                                         (375,000)
   (Deficit) accumulated during development stage                (131,618)
                                                                ---------
                                                                    1,532
                                                                ---------

                                                                $   1,532
                                                                =========



The accompanying notes are an integral part of these financial statements.


/5/


                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                         Statements of Operations
                                (unaudited)


                                   Three Months Ending     February 18, 1999
                                         March 31,          (Inception) to
                                --------------------------      March 31,
                                    2003          2002            2003
                                ------------  ------------    ------------

Revenue                         $      1,528  $          -    $      8,867
                                ------------  ------------    ------------

Expenses:
  General & administrative               596            18           9,076
   expenses
  Executive compensation             125,000             -         125,000
  Equipment rental - related             797             -           5,909
   party
  Bad debt expense                       175             -             500
                                ------------  ------------    ------------
     Total expenses                  126,568            18         140,485
                                ------------  ------------    ------------

Net (loss)                      $   (125,040) $        (18)   $   (131,618)
                                ============  ============    ============


Weighted average number of         1,585,889       197,000
 common shares outstanding -    ============  ============
 basic and fully diluted

Net (loss) per share -          $      (0.08) $      (0.00)
 basic and fully diluted        ============  ============



The accompanying notes are an integral part of these financial statements.


/6/


                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)


                                   Three Months Ending     February 18, 1999
                                         March 31,          (Inception) to
                                --------------------------      March 31,
                                    2003          2002            2003
                                ------------  ------------    ------------
Cash flows from operating
activities
Net (loss)                      $   (125,040) $        (18)   $   (131,618)
Shares issued for services           125,000             -         125,500
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:
   (Increase) in accounts               (329)            -          (1,349)
    receivable
   (Increase) in undeposited             (15)            -             (15)
    funds                       ------------  ------------    ------------
Net cash (used) by operating            (384)          (18)         (7,482)
activities                      ------------  ------------    ------------

Cash flows from financing
activities
   Issuance of common stock                -             -           7,550
   Donated capital                         -           100             100
                                ------------  ------------    ------------
Net cash provided by financing             -           100           7,650
activities                      ------------  ------------    ------------

Net increase (decrease) in cash         (384)           82             168
Cash - beginning                         552             -               -
                                ------------  ------------    ------------
Cash - ending                   $        168  $         82    $        168
                                ============  ============    ============

Supplemental disclosures:
   Interest paid                $          -  $          -    $          -
                                ============  ============    ============
   Income taxes paid            $          -  $          -    $          -
                                ============  ============    ============

Non-cash transactions:
   Shares issued for services   $    125,000  $          -    $    125,500
                                ============  ============    ============
   Number of shares issued for     2,500,000             -       2,502,500
    services                    ============  ============    ============



The accompanying notes are an integral part of these financial statements.


/7/


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company  for  the year ended December 31, 2002 and notes  thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $131,618 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Stockholders' equity

On February 3, 2003, the Company effectuated a 1-for-10 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

On February 10, 2003, the Company issued 2,500,000 post-split shares of its $0.001 par value common stock in lieu of his salary of $500,000 for the entire year of 2002 which is considered deferred compensation. (See Note 5)

On March 31, 2003, the Company adjusted its deferred compensation to expense $125,000 into executive compensation.

Note 4 - Related party transactions

In May 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the period ended March 31, 2003 was $797.

On January 1, 2003, the Company executed an employment agreement with its president. The term is for a period of one year with a base salary of $500,000. (See Note 4)


/8/


  Item 2. Management's Discussion and Analysis or Plan of Operation

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

Management's Plan of Operation

  Management continues to focus on core Internet services that companies require to compete effectively in the new Internet environment and has resulted in the realization of the $1,528 in revenues recorded in this past quarter. As of March 31, 2003, our Web site, www.lasvegaswebhost.com, continues to be fully functional, and although no new contracts were signed in the past quarter, we continue to provide web-hosting services for such companies as Century 21, Moneyworld and Sunbelt Energy Technologies. Management's expectation is that a large percentage of our revenue will be generated through pre-existing client relationships and service agreements.

  Web Center: Our Web site offers our customers access to a variety of services including:

       1.   Web hosting;
       2.   Marketing;
       3.   Web based e-mail;
       4.   Unlimited auto-responders;
       5.   Unlimited FTP access;
       6.   Unlimited e-mail aliases; and
       7.   Web based log statistics.


/9/


  On January 1, 2003 FreePCSQuote.com, Inc. entered into an employment agreement with, Eric Borgeson, our president, secretary and treasurer (see exhibit 10.1). The term of the agreement is for one year beginning January 1, 2003 and may be terminated by either party "without cause" effective the 60th day following written notice.

  In lieu of a salary, insurance coverage, and other equity compensation (e.g. car allowance, vacation pay, bonus, etc.), FreePCSQuote.com, Inc. issued 2,500,000 shares (post split) of our common stock on February 10, 2003 to Mr. Borgeson in return for his performance of the duties, functions and responsibilities generally associated with the President of the Company.

  On February 3, 2003, management effectuated a 1-for-10 reverse stock split for all shareholders as of that date.

  Management does not anticipate any significant changes in the number of employees over the next approximately twelve (12) months.

Results of Operations

  Period from January 1, 2003 to March 31, 2003.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. We generated $1,528 in revenues in the above referenced period compared to zero revenue generated in the comparable period of January 1, 2002 to March 31, 2002.
Expenses. The Company incurred total expenses of $126,568 in the above referenced period resulting in a net loss of $125,040. Total expenses were almost entirely related to the $125,000 in executive compensation recorded as a result of the stock issuance to Mr. Borgeson referenced above. As Mr. Borgeson has received little in the way of compensation since founding the Company on February 18, 1999, management approved the issuance of our common stock as executive compensation.

Liquidity and Capital Resources

  Management believes that our capital requirements will be met through the revenues derived from the sale of our services. If we are unable to generate sufficient revenues from our services, additional funds will need to be raised to meet our cash requirements. Management plans to advance funds to the Company on an "as-needed" basis although there is no definitive or legally binding arrangement to do so. As of March 31, 2003, we have not received any advancement of such funds. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

  We generated minimal revenues of $1,528 during the past quarter and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our web hosting services sufficient to fund existing operations for at least the next twelve (12) to twenty-four (24) months, however, we cannot guarantee that this will occur. We have financed our cash flow requirements in the past through the issuance of our common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.


/10/


Part II - Other Information

  Item 6. Exhibits


Exhibit           Name and/or Identification of Exhibit
Number

  3      Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of the Company filed February 18, 1999. Incorporated by reference to the exhibits to the Company's
               General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
               (b) By-Laws of the Company adopted March 12,
               1999. Incorporated by reference to the exhibits to the Company's General Form For Registration
               Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
10.1     Employment Agreement between FreePCSQuote.com, Inc. and
         Eric Borgeson
99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


/11/


                           Signatures


In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FreePCSQuote.Com, Inc.

                          (Registrant)




Date:  May 30, 2003
      -------------




By:  /s/ Eric Borgeson
    ------------------
    Eric Borgeson,
    President/CEO and Treasurer/CFO


/12/


                          Attachment A
              Form of Certification for Form 10-QSB
                         CERTIFICATIONS

I, Eric Borgeson, President, Treasurer and Secretary of
FreePCSQuote.com, Inc. (the "registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of FreePCSQuote.com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
        14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


/13/


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 30, 2003
      ------------


/s/ Eric Borgeson
-----------------
Eric Borgeson
President/CEO and Treasurer/CFO


/14/