Form 10QSB
period 2003-06-30
FREEPCSQUOTE COM
filed 2003-08-19
CIK 1087848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                    Commission File Number: 000-26293
---------------------------------------------------------------------------

                            FreePCSQuote.com, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Nevada                                  88-0420306
-------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

               4824 Braeburn Drive, Las Vegas, Nevada         89130
               ----------------------------------------     ----------
               (Address of principal executive offices)     (Zip Code)

                                  (702) 493-9698
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [x]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,697,000 shares of Common stock issued and outstanding, par value $0.001 per share as of June 30, 2003.

                            TABLE OF CONTENTS


Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3.  Controls and Procedures...............................  14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  15

Item 5.   Other Information..................................... 15

Item 6.   Exhibits and Reports on Form 8-K...................... 15

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended June 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2003, follow.

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
FreePCSQuote.com, Inc.
dba Las Vegas Web Host.com
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of FreePCSQuote.com, Inc. dba Las Vegas Web Host.com (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and 2002 and for the period February 18, 1999 (Inception) to June 30, 2003, and statements of cash flows for the six months ended June 30, 2003 and 2002 and for the period February 18, 1999 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP

August 18, 2003

                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)

Balance Sheet
                                                                June 30,
                                                                  2003
Assets                                                          ---------
Current assets:
   Cash                                                         $     461
   Accounts receivable                                              1,578
   Undeposited funds                                                  170
                                                                ---------
     Total current assets                                           2,209
                                                                ---------

                                                                $   2,209
                                                                =========

Liabilities and Stockholders' Equity

Current liabilities:
      Total current liabilities                                 $
                                                                ---------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares                  -
    authorized, zero shares issued and outstanding
   Common stock, $0.001 par value; 20,000,000 shares                2,697
    authorized, 2,697,000 shares issued and outstanding
   Additional paid-in capital                                     505,453
   Deferred compensation                                         (250,000)
   (Deficit) accumulated during development stage                (255,941)
                                                                ---------
                                                                    2,209
                                                                ---------

                                                                $   2,209
                                                                =========

The accompanying notes are an integral part of these financial statements.

                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                         Statements of Operations
                                (unaudited)

Statement of Operations

                  Three months ending    Six months ending      Feb 18, 1999
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2003       2002       2003       2002          2003
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $   1,494  $   2,504  $   2,903  $   2,504  $     10,242
                  ---------  ---------  ---------  ---------  ------------

Expenses:
  General &
    administrative
    expenses            208        514        804        532         9,284
  Executive
    compensation    125,000          -    250,000          -       250,000
  Equipment rental
   - related party      489        871      1,286        871         6,398
     party
  Bad debt expense        -          -        175          -           500
                  ---------  ---------  ---------  ---------  ------------
  Total expenses    125,697      1,385    252,266      1,403       266,183
                  ---------  ---------  ---------  ---------  ------------

Net (loss)        $(124,203) $   1,119  $(249,363) $   1,101  $   (255,941)
                  ========== =========  ========== =========  =============


Weighted average
  number of common
  shares outstanding -
  basic and fully
  diluted          2,697,000   197,000   2,144,514   197,000
                  ========== =========  ========== =========

Net (loss) per
  share - basic
  and fully
  diluted         $   (0.05) $    0.01  $   (0.12) $    0.01
                  ========== =========  ========== =========

The accompanying notes are an integral part of these financial statements.

                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)

STATEMENT OF CASH FLOWS
                                   Six months ending      February 18, 1999
                                         June 30,          (Inception) to
                                --------------------------      June 30,
                                    2003          2002            2003
                                ------------  ------------    ------------
Cash flows from operating
activities
Net (loss)                      $   (249,363) $      1,101   $    (255,941)
Shares issued for services           250,000             -         250,000
Bad debt expense                           -             -             500
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:
   Decrease (increase)
   in accounts receivable               (558)         (673)         (1,578)
   (Increase) in undeposited
    funds                               (170)         (570)           (170)
   Increase in customer deposits           -            90               -
                                ------------  ------------    ------------
Net cash (used) by operating
activities                               (91)          (52)         (7,189)
                                ------------  ------------    ------------
Cash flows from financing
activities
   Issuance of common stock                -             -           7,550
   Donated capital                         -           100             100
                                ------------  ------------    ------------
Net cash provided by financing
activities                                 -           100           7,650
                                ------------  ------------    ------------
Net increase (decrease) in cash          (91)           48             461
Cash - beginning                         552             -               -
                                ------------  ------------    ------------
Cash - ending                   $        461  $         48    $        461
                                ============  ============    ============

Supplemental disclosures:
   Interest paid                $          -  $          -    $          -
                                ============  ============    ============
   Income taxes paid            $          -  $          -    $          -
                                ============  ============    ============
Non-cash transactions:
   Shares issued for services   $    250,000  $          -    $    250,500
                                ============  ============    ============


   Number of shares issued for
    services                       2,500,000             -       2,502,500
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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $255,941 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On February 10, 2003, the Company issued 2,500,000 post-split shares of its $0.001 par value common stock in lieu of his salary of $500,000 for the entire year of 2002 which is considered deferred compensation. (See Note 5)

On June 30, 2003, the Company adjusted its deferred compensation to expense $250,000 into executive compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

In May 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the period ended June 30, 2003 was $1,286.

On January 1, 2003, the  Company  executed  an  employment  agreement  with its
president.   The  term  is  for  a  period  of  one  year with a base salary of
$500,000.  (See Note 4)

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General

FreePCSQuote.com, Inc. ("the Company") was first organized on February 18, 1999, under the laws of the State of Nevada. Since its inception, the Company has generated $10,242 in revenues and experienced a total net loss of $255,941.
The Company's original business focus is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions. Although the Company has not abandoned it original business plan, management is now in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

Management's Plan of Operation

The Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2003, the Company had an accumulated deficit of $(255,941). The Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's President. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Results of Operations

During the six month period ended June 30, 2003, the Company generate $2,903 in revenues versus $2,504 for the same period last year. The Company does not expect to generate any profit for this calendar year.

During the first six months ended June 30, 2003, the Company had a net loss of $(249,363) as compared to a net profit of $1,101 for the same period last year. For the Quarter ended June 30, 2003, the Company had a net loss of $(124,203) as compared to a net profit of $1,119 for the same period last year. The majority of these expenses represented executive compensation fees paid in common stock. During this Second Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on February 18, 1999, the Company experienced a net lost $(255,941).

Plan of Operation

Management does not believe that the Company will be able to generate any significant revenues during the coming year, unless the company can define a better strategy and business plan. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues. Management is hopeful that being a reporting company will increase the quality and number of prospective business opportunities that may be available to the Company.

The Company is a developmental stage company whose original principal business objective was designed to provide computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions which would offer the Company potential revenues. Although the Company's original business objective has not been completely abandoned, due to the struggle of Internet companies in the past year, the Company is currently assessing various options and other business strategies.


Liquidity and Capital Resources

Management believes that the Company will have sufficient cash (through loans or contributions from existing shareholders) to meet the anticipated needs of the Company's operations through at least the third calendar quarter of 2003. However, there can be no assurances to that effect, as the Company has little revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. Management is hopeful that being a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

No commitments to provide additional funds have been made by management or other stockholders. Management plans to advance funds to the Company on an "as-needed" basis, although there is no definitive or legally binding arrangement to do so. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred. Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance's of stock in lieu of cash.


Market Information

The Company's common stock is cleared for trading on the NASDAQ OTC Bulletin Board system, under the trading symbol: FPQT. Since the Company was approved for trading, no shares have traded as a very limited market exists for the trading of the Company's common stock.

There is currently no common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On February 3, 2003, the Company effectuated a 1-for-10 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  --------------------------------------------
    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



b)  Reports on Form 8-K

The Company did not file a report on Form 8-K during the three months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FreePCSQuote.com, Inc.
                                         ----------------------
                                              (Registrant)

Date:  August 18, 2003
       ---------------

By:  /s/ Eric Borgeson
    -------------------------------------
         Eric Borgeson,
         President/CEO and Treasurer/CFO