Form 10QSB
period 2003-09-30
FREEPCSQUOTE COM
filed 2003-11-14
CIK 1087848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003
---------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,697,000 shares of Common stock issued and outstanding, par value $0.001 per share as of September 30, 2003.

                            TABLE OF CONTENTS


Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   3
          Statements of Operations (unaudited).................   4
          Statements of Cash Flows (unaudited).................   5
          Notes to Financial Statements........................  6-7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   8

Item 3.  Controls and Procedures...............................  12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  13

Item 2.   Changes in Securities and Use of Proceeds............  13

Item 3.   Defaults upon Senior Securities......................  13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  13

Item 5.   Other Information..................................... 13

Item 6.   Exhibits and Reports on Form 8-K...................... 13

Signatures...................................................... 14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                           FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)


Balance Sheet

                                                                September 30,
                                                                     2003
                                                                --------------
Assets

Current assets:
   Cash                                                         $          12
   Accounts receivable                                                  2,288
   Undeposited funds                                                      170
                                                                --------------
     Total current assets                                               2,470
                                                                --------------
                                                                $       2,470
                                                                ==============

Liabilities and Stockholders' Equity

Current liabilities:
   Total current liabilities                                    $           -
                                                                --------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, zero shares issued and outstanding                         -
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 2,697,000 shares issued and outstanding                2,697
   Additional paid-in capital                                         505,453
   Deferred compensation                                             (125,000)
   (Deficit) accumulated during development stage                    (380,680)
                                                                --------------
                                                                        2,470
                                                                --------------
                                                                $       2,470
                                                                ==============

  The accompanying notes are an integral part of these financial statements.

                             FreePCSQuote.com, Inc.
                           dba Las Vegas Web Host.com
                          (a Development Stage Company)
                             Statement of Operations
                                  (unaudited)



Statement of Operations



                     Three months ending   Nine months ending    Feb 18, 1999
                        September 30,         September 30,     (Inception) to
                     --------------------  -------------------   September 30,
                        2003       2002       2003      2002          2003
                     ----------  --------  ---------  --------  --------------
Revenue              $    1,199  $  2,065  $   4,102  $  4,569  $       11,441
                     ----------  --------  ---------  --------  --------------

Expenses:
 General and
  administrative
  expenses                   98       950        903     1,482           9,383
 Executive
  compensation          125,000         -    375,000         -         375,000
 Equipment rental -
  related party             840       797      2,126     1,668           7,238
 Bad debt expense             -         -        175         -             500
                     ----------  --------  ---------  --------  --------------
   Total expenses       125,938     1,747    378,204     3,150         392,121
                     ----------  --------  ---------  --------  --------------

Net income (loss)    $ (124,739) $    318  $(374,102) $  1,419  $     (380,680)
                     =========== ========  ========== ========  ===============


Weighted average
number of common shares
outstanding - basic
and fully diluted     2,697,000   197,000  2,330,700   197,000
                     ==========  ========  =========  ========
Net income (loss) per
share - basic and
fully diluted        $    (0.05) $   0.00 $    (0.16) $   0.01
                     =========== ========  ========== ========

                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                          (a Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)

Statement of Cash Flows

                                          Nine months ending    Feb 18, 1999
                                            September 30,      (Inception) to
                                          -------------------   September 30,
                                             2003       2002         2003
                                          ----------  -------  --------------
Cash flows from operating activities
Net income (loss)                         $ (374,102) $ 1,419  $     (380,680)
Shares issued for services                   375,000        -         375,500
Bad debt expense                                   -        -             500
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
   (Increase) in accounts receivable          (1,268)  (1,095)         (2,288)
   (Increase) in undeposited funds              (170)    (145)           (170)
                                          ----------- -------- ---------------
Net cash (used) by operating activities         (540)     179          (7,138)
                                          ----------- -------- ---------------
Cash flows from financing activities
   Issuance of common stock                        -        -           7,050
   Donated capital                                 -      100             100
                                          ----------  -------  --------------
Net cash provided by financing activities          -      100           7,150
                                          ----------  -------  --------------
Net increase (decrease) in cash                 (540)     279              12
Cash - beginning                                 552        -               -
                                          ----------  -------  --------------
Cash - ending                             $       12  $   279  $           12
                                          ==========  =======  ==============

Supplemental disclosures:
   Interest paid                          $        -  $     -  $            -
                                          ==========  =======  ==============
   Income taxes paid                      $        -  $     -  $            -
                                          ==========  =======  ==============

Non-cash transactions:
   Shares issued for services             $  375,000  $     -  $      375,500
                                          ==========  =======  ==============
   Number of shares issued for services    2,500,000        -       2,502,500
                                          ==========  =======  ==============

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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $380,680 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On February 10, 2003, the Company issued 2,500,000 post-split shares of its $0.001 par value common stock in lieu of his salary of $500,000 for the entire year of 2003 which is considered deferred compensation. (See Note 4)

On March 31, 2003, the Company adjusted its deferred compensation to expense $125,000 into executive compensation.

On June 30, 2003, the Company adjusted its deferred compensation to expense $125,000 into executive compensation.

On September 30, 2003, the Company adjusted its deferred compensation to expense $125,000 into executive compensation.


Note 4 - Related party transactions

In May 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the nine month period ended September 30, 2003 was $2,126.

On January 1, 2003, the Company executed an employment agreement with its president. The term is for a period of one year with a base salary of $500,000. (See Note 3)

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

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

Management's Plan of Operation

The Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2003, the Company had an accumulated deficit of $(255,941). The Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Results of Operations

During the nine month period ended September 30, 2003, the Company generated $4,102 in revenues versus $4,569 for the same period last year. The Company does not expect to generate any profit for this calendar year.

During the first nine months ended September 30, 2003, the Company had a net loss of $(374,102) as compared to a net profit of $1,419 for the same period last year. For the three months ended September 30, 2003, the Company had a net loss of $(124,739) as compared to a net profit of $318 for the same period last year. The majority of these expenses represented executive compensation fees paid in common stock. During this Third Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on February 18, 1999, the Company experienced a net lost $(380,680).

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


Liquidity and Capital Resources

Management believes that the Company will have sufficient cash (through loans or contributions from existing shareholders) to meet the anticipated needs of the Company's operations through at least the end of calendar year for 2003. However, there can be no assurances to that effect, as the Company has little revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. During the Quarter, the Company initiated a Private Placement Offering. It has yet to raise any funds through this Private Placement.
There are no assurances that any necessary financing can be obtained on terms favorable to the Company, or at all. Management is also seeking to build a strategic alliance with a better funded company.

Management is hopeful that being a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. In the event the Company is able to complete a business combination its lack of capital may to prevent it from accomplishing the goal of completing a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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


Market Information

The Company's common stock is cleared for trading on the NASD OTC Bulletin Board system, under the trading symbol: FPQT. Since the Company was approved for trading, no shares have traded as a very limited market exists for the trading of the Company's common stock.

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

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2003, no matters were submitted to the Company's security holders.

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

The Company filed a current report on Form 8-K, dated September 8, 2003, pursuant to Item 5 ("Other Items") entitled "private placement."

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

                                         FreePCSQuote.com, Inc.
                                         ----------------------
                                              (Registrant)

Date:  November 13, 2003
       -----------------

By:  /s/ Eric Borgenson
    -------------------------------------
         Eric Borgeson,
         President/CEO and Treasurer/CFO