Form 10KSB/A
period 2002-12-31
FREEPCSQUOTE COM
filed 2003-11-18
CIK 1087848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ------------------------

                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                     Commission File Number 000-26293
                     --------------------------------

                           FreePCSQuote.Com, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                               88-0420306
       ------------------------               ----------------------
       (State of Incorporation)               (IRS Employer I.D. No.)

               4824 Braeburn Drive, Las Vegas, NV            89130
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (702) 493-9698
                                                        --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.001
                          ------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Currently, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant cannot be calculated. The Company's Common Stock is listed on the Pink Sheets and the OTCBB, however, there is no posted bid or ask.

      Securities Registered Pursuant to Section 12(g) of the Act:
      Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 197,000 issued and outstanding as of December 31, 2002.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

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

NOTES TO FINANCIAL STATEMENTS                                 18 to 22

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
FreePCSQuote.com, Inc.

We have audited the Balance Sheets of FreePCSQuote.com, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period February 18, 1999 (Date of Inception) to December 31, 2002. These financial statements are the
responsibility   of   the   Company's    management.          Our
responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FreePCSQuote.com, Inc. as of December 31, 2001, were audited by
G. Brad Beckstead, CPA, sole practitioner, whose report dated January 17, 2002, on those statements included an explanatory going concern paragraph discussed in Note 2 to the financial statements.

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

                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Operations



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

                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                           Statements of Operations



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

                             FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                                     Notes


Note 1 - Summary of significant accounting policies

Organization
------------
  The Company was organized on February 18, 1999 (Date of Inception) under the laws of the State of Nevada, as FreePCSQuote.com, Inc. The Company has minimal operations and, in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Use of estimates
----------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002 and 2001.

Revenue recognition
-------------------
  The Company recognizes revenue as earned and expenses as incurred.

Advertising costs
-----------------
  The Company expenses all costs of advertising as incurred. There were $120 and $0 in advertising costs included in general and administrative expenses as of December 31, 2002 and 2001.

Fair value of financial instruments
-----------------------------------
  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
  Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. No such impairments have been identified by management at December 31, 2002 and 2001.

Reporting on the costs of start-up activities
---------------------------------------------
  Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Earnings (Loss) per share
-------------------------
  Net earning (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic earning (loss) per share is computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002 and 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

                            FreePCSQuote.com, Inc.
                         (a Development Stage Company)
                                     Notes


Dividends
---------
  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting
-----------------
  The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
------------
  The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements
---------------------
  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

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

Stock-Based Compensation
------------------------
  The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
--------
  The Company has adopted December 31 as its fiscal year end.

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

Note 7 - Subsequent events

On January 1, 2003, the Company executed an employment agreement with its president. The term is for a period of one year with a base salary of $500,000. On February 10, 2003, the Company issued 2,500,000 post-split shares of its $0.001 par value common stock in lieu of his salary for the entire year of 2003.

On February 3, 2003, the Company effectuated a 1-for-10 reverse stock split for all shareholders as of that date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 13, 2003, the Company filed Form 8-K with the United States Securities and Exchange Commission, in which the Company stated in Item 4, "Changes in Registrant's Certigying Account:

a) On or about June 30, 2002, G. Brad Beckstead, CPA, the principal accountant for FreePCSQuote.com, Inc. (the "Company") changed his accounting practice from a sole proprietorship to a partnership with Beckstead and Watts, LLP. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with G. Brad Beckstead, CPA, a sole proprietorship, as principal accountant and engaged Beckstead and Watts, LLP. a partnership, as the Company's principal accountants for the company's fiscal year ending December 31, 2002 and the interim periods for 2002 and 2003. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

None of the reports of G. Brad Beckstead, CPA, sole proprietorship, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-KSB for the fiscal year ended December 31, 2001 stated the following:

"Note 2 - Going concern. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated minimal revenues. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern."

There were no disagreements between the Company and G. Brad Beckstead, sole proprietorship, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of G. Brad Beckstead, CPA, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, G. Brad Beckstead, CPA has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of G. Brad Beckstead, CPA which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The name, age, position and date of appointment of the Company's director(s) and executive officer(s) are as follows:

    Name        Age       Position(s)            Appointed
-------------   ---  ---------------------    ----------------
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

                      EMPLOYMENT AGREEMENTS

     As of December 31, 2002, FPQT had no outstanding employment agreement with our executive officer.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

  Exhibit
  Number        Title of Document
  --------------------------------------------
     3         Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of the Company filed February 18, 1999. Incorporated by reference, previously filed with the Commission on June 8, 1999 on Form 10-SB.
               (b) By-Laws of the Company adopted March 12,
               1999.  Incorporated by reference to the
               exhibits, previously filed with the Commission.
               on June 8, 1999 on Form 10-SB.

    31.1* Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1* Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------
*This filing

(b)   Reports on Form 8-K

     We have not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                           SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FREEPCSQUOTE.COM, INC.
                                ----------------------
                                     Registrant


Date:  November 14, 2003
       -----------------


By: /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 14, 2003
       -----------------





By: /s/ Eric Borgeson
   --------------------------
        Eric Borgeson
        President
        Chief Executive Officer
        Chief Financial Officer
        Director