Form 10QSB/A
period 2003-03-31
FREEPCSQUOTE COM
filed 2003-11-18
CIK 1087848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to
                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003
----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                    Commission File Number: 000-26293
----------------------------------------------------------------------------

                            FreePCSQuote.com, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Nevada                                  88-0420306
--------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

               4824 Braeburn Drive, Las Vegas, Nevada         89130
               ----------------------------------------     ----------
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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,697,000

                     FreePCSQuote.com, Inc.
                   dba Las Vegas Web Host.com
                  (A Development Stage Company)




                        Table of Contents

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          4

     Independent Accountants' Review Report                             4

     Balance Sheet March 31, 2003 (unaudited)                           5

     Statements of Operations For the Three Months Ending March         6
     31, 2003 (unaudited) and 2002 (unaudited) and For the Period
     February 18 1999 (Inception) to March 31, 2003 (unaudited)

     Statements of Cash Flows For the Three Months Ending March         7
     31, 2003 (unaudited) and 2002 (unaudited) and For the Period
     February 18 1999 (Inception) to March 31, 2003 (unaudited)

     Notes to Financial Statements                                      8

  Item 2. Management's Discussion and Analysis or Plan of Operation     9

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     12

SIGNATURES                                                             13



Part I - Financial Information

Item 1. Financial Statements


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


Statements of Operations

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

Part II - Other Information

Item 6. Exhibits


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

    10.1 Employment Agreement between FreePCSQuote.com, Inc. and Eric Borgeson, previously filed with the Commission on June 2, 2003 on Form 10-QSB for the period ending March 31, 2003.


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

                            FreePCSQuote.Com, Inc.
                            ----------------------
                                 (Registrant)




Date:  November 14, 2003
       -----------------


By:  /s/ Eric Borgeson
    ------------------
    Eric Borgeson,
    President/CEO and Treasurer/CFO