Form 10QSB/A
period 2003-06-30
FREEPCSQUOTE COM
filed 2003-11-18
CIK 1087848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to
                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003
- ---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
- ---------------------------------------------------------------------------
                    Commission File Number: 000-26293
- ---------------------------------------------------------------------------

                            FreePCSQuote.com, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Nevada                                  88-0420306
- -------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

               4824 Braeburn Drive, Las Vegas, Nevada         89130
               ----------------------------------------     ----------
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

November 14, 2003

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

                                         FreePCSQuote.com, Inc.
                                         ----------------------
                                              (Registrant)

Date:  November 14, 2003
       -----------------

By:  /s/ Eric Borgeson
    -------------------------------------
         Eric Borgeson,
         President/CEO and Treasurer/CFO