Form 10KSB/A
period 2002-12-31
FREEPCSQUOTE COM
filed 2004-01-07
CIK 1087848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ------------------------

                               AMENDMENT NO. 3 TO
                                  FORM 10-KSB

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

NOTES TO FINANCIAL STATEMENTS                                 18 to 22

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
FreePCSQuote.com, Inc.

We have audited the Balance Sheets of FreePCSQuote.com, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the periods February 18, 1999 (Date of Inception) to December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreePCSQuote.com, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and for the periods February 18, 1999 (Date of Inception) to December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

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


Date:  January 6, 2004
       ---------------


By: /s/ Eric Borgeson
   --------------------------
   Eric Borgeson
   President, Chief Executive Officer, and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 6, 2004
       ---------------





By: /s/ Eric Borgeson
   --------------------------
        Eric Borgeson
        President
        Chief Executive Officer
        Chief Financial Officer
        Director