Form 10QSB/A
period 2003-03-31
FREEPCSQUOTE COM
filed 2004-01-15
CIK 1087848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 2 to
                                  Form 10-QSB

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

                                          Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,697,000.

NOTE:  THIS AMENDED FORM 10-QSB IS BEING FILED TO REPORT REINSTATED FINANCIALS.



                        Table of Contents

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

     Balance Sheet March 31, 2003 (unaudited)                           3

     Statements of Operations For the Three Months Ending March         4
     31, 2003 (unaudited) and 2002 (unaudited) and For the Period
     February 18 1999 (Inception) to March 31, 2003 (unaudited)

     Statements of Cash Flows For the Three Months Ending March         5
     31, 2003 (unaudited) and 2002 (unaudited) and For the Period
     February 18 1999 (Inception) to March 31, 2003 (unaudited)

     Notes to Financial Statements                                      6

  Item 2. Management's Discussion and Analysis or Plan of Operation     8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     11

SIGNATURES                                                             12



Part I - Financial Information

Item 1. Financial Statements




                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)


Balance Sheet

                                                                March 31,
                                                                  2003
Assets                                                          ---------

Current assets:
   Cash                                                         $     168
   Accounts receivable                                              1,349
   Undeposited funds                                                   15
                                                                ---------
     Total current assets                                           1,532
                                                                ---------

                                                                $   1,532
                                                                =========

Liabilities and Stockholders' Equity

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares                  -
    authorized, zero shares issued and outstanding
   Common stock, $0.001 par value; 20,000,000 shares                2,697
    authorized, 2,697,000 shares issued and outstanding
   Additional paid-in capital                                      10,453
   Deferred compensation                                           (2,500)
   (Deficit) accumulated during development stage                  (9,118)
                                                                ---------
                                                                    1,532
                                                                ---------

                                                                $   1,532
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

                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                         Statements of Operations
                                (unaudited)


Statements of Operations

                                   Three Months Ending     February 18, 1999
                                         March 31,          (Inception) to
                                --------------------------      March 31,
                                    2003          2002            2003
                                ------------  ------------    ------------
Revenue                         $      1,528  $          -    $      8,867
                                ------------  ------------    ------------

Expenses:
  General & administrative               596            18           9,076
   expenses
  Executive compensation               2,500             -           2,500
  Equipment rental - related             797             -           5,909
   party
  Bad debt expense                       175             -             500
                                ------------  ------------    ------------
     Total expenses                    4,068            18          17,985
                                ------------  ------------    ------------

Net (loss)                      $     (2,500) $        (18)   $    (9,118)
                                ============  ============    ============


Weighted average number of         1,585,889       197,000
 common shares outstanding -    ============  ============
 basic and fully diluted

Net (loss) per share -          $      (0.00) $      (0.00)
 basic and fully diluted        ============  ============



The accompanying notes are an integral part of these financial statements.

                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)



Statement of Cash Flows

                                   Three Months Ending     February 18, 1999
                                         March 31,          (Inception) to
                                --------------------------      March 31,
                                    2003          2002            2003
                                ------------  ------------    ------------
Cash flows from operating
activities
Net (loss)                      $     (2,540) $        (18)   $     (9,118)
Shares issued for services             2,500             -           2,500
Bad debt expense                           -             -             500
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:
   (Increase) in accounts               (329)            -          (1,349)
    receivable
   (Increase) in undeposited             (15)            -             (15)
    funds                       ------------  ------------    ------------
Net cash (used) by operating            (384)          (18)         (7,482)
activities                      ------------  ------------    ------------

Cash flows from financing
activities
   Issuance of common stock                -             -           7,550
   Donated capital                         -           100             100
                                ------------  ------------    ------------
Net cash provided by financing             -           100           7,650
activities                      ------------  ------------    ------------

Net increase (decrease) in cash         (384)           82             168
Cash - beginning                         552             -               -
                                ------------  ------------    ------------
Cash - ending                   $        168  $         82    $        168
                                ============  ============    ============

Supplemental disclosures:
   Interest paid                $          -  $          -    $          -
                                ============  ============    ============
   Income taxes paid            $          -  $          -    $          -
                                ============  ============    ============

Non-cash transactions:
   Shares issued for services   $      2,500  $          -    $      2,500
                                ============  ============    ============
   Number of shares issued for     2,500,000             -       2,502,500
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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $9,118 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                           FreePCSQuote.com, Inc.
                         dba Las Vegas Web Host.com
                        (a Development Stage Company)
                                    Notes



Note 3 - Stockholders' equity (Continued)

On February 10, 2003, the Company issued 2,500,000 post-split shares of its $0.001 par value common stock in valued at $2,500 to Eric Borgeson, the Company's president as compensation pursuant to his employment agreement (See
Note 4).


Note 4 - Related party transactions

In May 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the period ended March 31, 2003 was $797.

On January 1, 2003, the Company executed an employment agreement with its president. The term is for a period of one year with a base salary of $2,500 (See Note 3).

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

General

  The Company was organized February 18, 1999, under the laws of the State of Nevada, as FreePCSQuote.com, Inc. Since inception, we have only generated $8,867 in revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7); we are considered a developmental stage company. Since inception, the company had a net loss of $(9,118). Our objective is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions.

Management's Plan of Operation

  Management continues to focus on core Internet services that companies require to compete effectively in the new Internet environment and has resulted in the realization of the $1,528 in revenues recorded in the quarter ended March 31, 2003. As of March 31, 2003, our Web site, www.lasvegaswebhost.com, continues to be fully functional, and although no new contracts were signed in the past quarter, we continue to provide web-hosting services for such companies as Century 21, Moneyworld and Sunbelt Energy
Technologies. Management's expectation is that a large percentage of our revenue will be generated through pre-existing client relationships and service agreements.

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

Results of Operations

  Period from January 1, 2003 to March 31, 2003.

Revenues. FreePCS is a developmental stage enterprise as defined in SFAS #7. For the Quarter ended March 31, 2003, we generated
$1,528 as compared to no revenues for the same period last year.
The Company incurred total expenses of $4,068 for the Quarter ended March 31, 2003 and a net loss of $2,500. The majority of expenses were related to the $2,500 in executive compensation recorded as a result of the stock issuance to Mr. Borgeson referenced above.
As Mr. Borgeson has received little in the way of compensation since founding the Company on February 18, 1999, management approved the issuance of our common stock as executive compensation.

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

  We generated minimal revenues of $1,528 during the Quarter ended
March 31, 2003, and a net loss of $2,500. It is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our web hosting services sufficient to fund existing operations for at least the next twelve (12) to twenty-four (24) months, however, we cannot guarantee that this will occur. We have financed our cash flow requirements in the past through the issuance of our common stock. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital during our developmental stage.

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

                            FreePCSQuote.Com, Inc.
                            ----------------------
                                 (Registrant)




Date:  January 14, 2004
       -----------------


By:  /s/ Eric Borgeson
    ------------------
    Eric Borgeson,
    President/CEO and Treasurer/CFO