Form 10QSB/A
period 2003-06-30
FREEPCSQUOTE COM
filed 2004-01-15
CIK 1087848

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

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)

Balance Sheet
                                                                June 30,
                                                                  2003
Assets                                                          ---------
Current assets:
   Cash                                                         $     461
   Accounts receivable                                              1,578
   Undeposited funds                                                  170
                                                                ---------
     Total current assets                                           2,209
                                                                ---------

                                                                $   2,209
                                                                =========

Liabilities and Stockholders' Equity

Current liabilities:
      Total current liabilities                                 $       -
                                                                ---------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares                  -
    authorized, zero shares issued and outstanding
   Common stock, $0.001 par value; 20,000,000 shares                2,697
    authorized, 2,697,000 shares issued and outstanding
   Additional paid-in capital                                       7,953
   (Deficit) accumulated during development stage                  (8,441)
                                                                ---------
                                                                    2,209
                                                                ---------

                                                                $   2,209
                                                                =========

The accompanying notes are an integral part of these financial statements.

                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                         Statements of Operations
                                (unaudited)

Statement of Operations

                  Three months ending    Six months ending      Feb 18, 1999
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2003       2002       2003       2002          2003
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $   1,494  $   2,504  $   2,903  $   2,504  $     10,242
                  ---------  ---------  ---------  ---------  ------------

Expenses:
  General &
    administrative
    expenses            208        514        805        532         9,285
  Executive
    compensation          -          -      2,500          -         2,500
  Equipment rental
   - related party      489        871      1,286        871         6,398
     party
  Bad debt expense        -          -        175          -           500
                  ---------  ---------  ---------  ---------  ------------
  Total expenses        697      1,385      4,766      1,403        18,683
                  ---------  ---------  ---------  ---------  ------------

Net (loss)        $     797  $   1,119  $  (1,863) $   1,101  $     (8,441)
                  ========== =========  ========== =========  =============


Weighted average
  number of common
  shares outstanding -
  basic and fully
  diluted          2,697,000   197,000   2,144,514   197,000
                  ========== =========  ========== =========

Net (loss) per
  share - basic
  and fully
  diluted         $   (0.00) $    0.01  $   (0.00) $    0.01
                  ========== =========  ========== =========

The accompanying notes are an integral part of these financial statements.

                          FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (unaudited)

STATEMENT OF CASH FLOWS
                                   Six months ending      February 18, 1999
                                         June 30,          (Inception) to
                                --------------------------      June 30,
                                    2003          2002            2003
                                ------------  ------------    ------------
Cash flows from operating
activities
Net (loss)                      $     (1,863) $      1,101   $      (8,441)
Shares issued for services             2,500             -           2,500
Bad debt expense                           -             -             500
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:
   Decrease (increase)
   in accounts receivable               (558)         (673)         (1,578)
   (Increase) in undeposited
    funds                               (170)         (570)           (170)
   Increase in customer deposits           -            90               -
                                ------------  ------------    ------------
Net cash (used) by operating
activities                               (91)          (52)         (7,189)
                                ------------  ------------    ------------
Cash flows from financing
activities
   Issuance of common stock                -             -           7,550
   Donated capital                         -           100             100
                                ------------  ------------    ------------
Net cash provided by financing
activities                                 -           100           7,650
                                ------------  ------------    ------------
Net increase (decrease) in cash          (91)           48             461
Cash - beginning                         552             -               -
                                ------------  ------------    ------------
Cash - ending                   $        461  $         48    $        461
                                ============  ============    ============

Supplemental disclosures:                  -                             -
   Interest paid                $          -  $          -    $          -
                                ============  ============    ============
   Income taxes paid            $          -  $          -    $          -
                                ============  ============    ============

Non-cash transactions:
   Shares issued for services   $      2,500  $          -    $      2,500
                                ============  ============    ============
   Number of shares issued for
    services                       2,500,000             -       2,500,000
                                ============  ============    ============


The accompanying notes are an integral part of these financial statements.

                            FREEPCSQUOTE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES


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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,441 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                            FREEPCSQUOTE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   FOOTNOTES



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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General

FreePCSQuote.com, Inc. ("the Company") was first organized on February 18, 1999, under the laws of the State of Nevada. Since its inception, the Company has generated $10,242 in revenues and experienced a total net loss of $8,441.
The Company's original business focus is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions. Although the Company has not abandoned it original business plan, management is now in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

Management's Plan of Operation

The Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2003, the Company had an accumulated deficit of $(8,441). The Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

During the first six months ended June 30, 2003, the Company had a net loss of $(1,863) as compared to a net profit of $1,101 for the same period last year. For the Quarter ended June 30, 2003, the Company had a net profit of $797 as compared to a net profit of $1,119 for the same period last year. During this Second Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on February 18, 1999, the Company experienced a net lost $(8,441).

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

                                         FreePCSQuote.com, Inc.
                                         ----------------------
                                              (Registrant)

Date:  January 14, 2004
       ----------------

By:  /s/ Eric Borgeson
    -------------------------------------
         Eric Borgeson,
         President/CEO and Treasurer/CFO