Form 10QSB/A
period 2003-09-30
FREEPCSQUOTE COM
filed 2004-01-15
CIK 1087848

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

Signatures...................................................... 14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                           FreePCSQuote.com, Inc.
                        dba Las Vegas Web Host.com
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)


Balance Sheet

                                                                September 30,
                                                                     2003
                                                                --------------
Assets

Current assets:
   Cash                                                         $          12
   Accounts receivable                                                  2,288
   Undeposited funds                                                      170
                                                                --------------
     Total current assets                                               2,470
                                                                --------------

                                                                $       2,470
                                                                ==============

Liabilities and Stockholders' Equity

Current liabilities:
   Total current liabilities                                    $           -
                                                                --------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, zero shares issued and outstanding                         -
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 2,697,000 shares issued and outstanding                2,697
   Additional paid-in capital                                           7,953
   (Deficit) accumulated during development stage                      (8,180)
                                                                --------------
                                                                        2,470
                                                                --------------
                                                                $       2,470
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

                             FreePCSQuote.com, Inc.
                           dba Las Vegas Web Host.com
                          (a Development Stage Company)
                             Statement of Operations
                                  (unaudited)



Statement of Operations



                     Three months ending   Nine months ending    Feb 18, 1999
                        September 30,         September 30,     (Inception) to
                     --------------------  -------------------   September 30,
                        2003       2002       2003      2002          2003
                     ----------  --------  ---------  --------  --------------
Revenue              $    1,199  $  2,065  $   4,102  $  4,569  $       11,441
                     ----------  --------  ---------  --------  --------------

Expenses:
 General and
  administrative
  expenses                   98       950        903     1,482           9,383
 Executive
  compensation                -         -      2,500         -           2,500
 Equipment rental -
  related party             840       797      2,126     1,668           7,238
 Bad debt expense             -         -        175         -             500
                     ----------  --------  ---------  --------  --------------
   Total expenses           938     1,747      5,704     3,150          19,621
                     ----------  --------  ---------  --------  --------------

Net income (loss)    $      261  $    318  $  (1,602) $  1,419  $       (8,180)
                     =========== ========  ========== ========  ===============

Weighted average
number of common shares
outstanding - basic
and fully diluted     2,697,000   197,000  2,330,700   197,000
                     ==========  ========  =========  ========
Net income (loss) per
share - basic and
fully diluted        $     0.00  $   0.00 $    (0.00) $   0.01
                     =========== ========  ========== ========

  The accompanying notes are an integral part of these financial statements.

                            FreePCSQuote.com, Inc.
                          dba Las Vegas Web Host.com
                          (a Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)

Statement of Cash Flows
                                          Nine months ending    Feb 18, 1999
                                            September 30,      (Inception) to
                                          -------------------   September 30,
                                             2003       2002         2003
                                          ----------  -------  --------------
Cash flows from operating activities
Net income (loss)                         $   (1,602) $ 1,419  $       (8,180)
Shares issued for services                     2,500        -           2,500
Bad debt expense                                   -        -             500
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
   (Increase) in accounts receivable          (1,268)  (1,095)         (1,788)
   (Increase) in undeposited funds              (170)    (145)           (170)
                                          ----------- -------- ---------------
Net cash (used) by operating activities         (540)     179          (7,138)
                                          ----------- -------- ---------------
Cash flows from financing activities
   Issuance of common stock                        -        -           7,050
   Donated capital                                 -      100             100
                                          ----------  -------  --------------
Net cash provided by financing activities          -      100           7,150
                                          ----------  -------  --------------

Net increase (decrease) in cash                 (540)     279              12
Cash - beginning                                 552        -               -
                                          ----------  -------  --------------
Cash - ending                             $       12  $   279  $           12
                                          ==========  =======  ==============

Supplemental disclosures:
   Interest paid                          $        -  $     -  $            -
                                          ==========  =======  ==============
   Income taxes paid                      $        -  $     -  $            -
                                          ==========  =======  ==============

Non-cash transactions:
   Shares issued for services             $    2,500  $     -  $        2,500
                                          ==========  =======  ==============
   Number of shares issued for services    2,500,000        -       2,500,000
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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2003, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $8,180 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

                            FREEPCSQUOTE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  FOOTNOTES


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

Note 4 - Related party transactions

In May 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the period ended September 30, 2003 was $2,126.

On January 1, 2003, the Company executed an employment agreement with its president. The term is for a period of one year with a base salary of $2,500 (See Note 3).

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General

FreePCSQuote.com, Inc. ("the Company") was first organized on February 18, 1999, under the laws of the State of Nevada. Since its inception, the Company has generated $11,441 in revenues and experienced a total net loss of $(8,180).
The Company's original business focus is to provide the computer software, network technology, and systems management necessary for companies to offer their customers comprehensive outsourced web site and application hosting solutions. Although the Company has not abandoned it original business plan, management is now in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

Management's Plan of Operation

The Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2003, the Company had an accumulated deficit of $(8,180). The Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

During the first nine months ended September 30, 2003, the Company had a net loss of $(1,602) as compared to a net profit of $1,419 for the same period last year. For the three months ended September 30, 2003, the Company had a net profit of $261 as compared to a net profit of $318 for the same period last year. During this Third Quarter, the Company continued to seek new strategies for its website and business plan. Since the Company's inception, on February 18, 1999, the Company experienced a net lost $(8,180).

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number      Title of Document
  --------------------------------------------
    31.2      Certifications of the Chief Executive Officer and Chief Financial
              Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.2 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K

The Company filed a current report on Form 8-K, dated September 8, 2003, pursuant to Item 5 ("Other Items") entitled "private placement."

Subsequent Reports:

On November 18, 2003, the Company filed a Current Report pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"), entitled engagement of "Beckstead and Watts, LLP, as its independent public accountants."

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

                                         FreePCSQuote.com, Inc.
                                         ----------------------
                                              (Registrant)

Date:  January 13, 2004
       ----------------

By:  /s/ Eric Borgenson
    -------------------------------------
         Eric Borgeson,
         President/CEO and Treasurer/CFO