Form 10KSB
period 2003-12-31
FREEPCSQUOTE COM
filed 2004-03-30
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26293

DIGITAL LEARNING MANAGEMENT CORPORATION
(formerly FreePCSQuote.Com, Inc.)
(Name of small business issuer in its charter)

Nevada	88-0420306
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

19950 Mariner Avenue	90503
Torrance, California	(Zip Code)
(Address of principal executive offices)

(310) 921-3444
(Issuer’s telephone number)

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|   No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer’s revenues for its most recent fiscal year: $6,316

     Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter on March 25, 2004: $6,480,665. The voting stock held by non-affiliates on that date consisted of 4,985,127 shares of Common Stock.

Number of shares outstanding of each of the issuer’s classes of common stock at March 25, 2004:

Common Stock: 19,804,022	Preferred Stock: 0

     The registrant has incorporated by reference into Part III of this Form 10-KSB portions of its definitive proxy to be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

Transitional Small Business Disclosure Format (check one) Yes  |_|   No |X|

FORM 10-KSB INDEX

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Digital Learning Management Corporation (formerly FreePCSQuote.Com, Inc.) (the “Company”). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the co ntrol of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     Digital Learning Management Corporation, a Nevada corporation (hereinafter sometimes referred to as the “Company,” “we,” and “us”), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2003.

Subsequent Events

     An objective of management became the acquisition of an operating company with experienced management and the potential for profitable growth in exchange for our securities. Pursuant to this objective, on January 16, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we, through our wholly–owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”), acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) in exchange for shares of our Common Stock (the “Merger”). Upon consummation of the Merger, Aurangzeb Bhatti was named President and a Director, Umesh Patel was named Vice President and a Director and Al Jinnah was named Secretary. Eric Borgeson resigned as our President and sole Director.

     On February 27, 2004, we completed a $3.0 million offering of convertible notes through a private placement to affiliated entities of Renaissance Capital.

     On March 8, 2004, and in connection with the closing of the convertible note transaction with Renaissance Capital, the following individuals were appointed to our Board of Directors: Khalid Sheikh, Gregory J. Frazer, Richard Rappaport, Robert Pearson and Al Jinnah.

     On March 19, 2004, we effectuated our name change from FreePCSQuote.Com, Inc. to Digital Learning Management Corporation and a 7.8680269:1 forward split of our Common Stock. In connection with the name change, our trading symbol on the Over-the-Counter Bulletin Board (the “OTCBB”) changed from “FPQT” to “DGTL”.

Description of the Company Post-Merger

     We are now a for-profit continued education company that leverages existing universities’ (course credits) accreditations, and campuses to provide training and education. We currently have enrolled active students from several California State University locations, as well as trade and vocations schools.

     Our strategy is to grow our enrollment base under our existing course offerings and to reduce the cost of learning through our proprietary Learning Management Software.

     We are looking to increase our enrollment base, add to our curriculum offerings and supplement our accreditations offerings through our recent acquisition of McKinley University, as well as additional planned acquisitions of small vocational schools. The acquisition gives us more breadth in course offerings through the school’s accreditations and business class offerings while using its scaleable education software application to conduct courses over the Internet.

Business and Operations

     We offer a hybrid model of providing the solution for today’s complex education and training growth environment. We provide post secondary education and training in the following niche markets:

  information technology;

  business; and

  specialized nurses training (planned).

     In addition, we provide custom developed training. We have articulation agreements with professional carrier institutes and California State Universities for granting continuing education college credits. We have created custom programs with Cal State Fullerton University’s department of business and economics, Emerging Markets JVs, and other entities in developing countries.

     We believe that our strategic alliances with the Cal State Universities, the Woodbury University and universities in the State of California attract clientele because they provide reputable certifications and accreditations. At the same time, we minimize the costs of classroom real estate, the acquisition of certifications, and building brand equity.

Growth Strategy

     Our economic growth drivers consist of a counter-cyclical niche in corporate training, and global 100 companies’ inclination towards outsourcing. Moreover, we believe that availability of funds exists for the corporate training market because continued education is sponsored by the U.S. Government.

     We intend to grow both organically and through acquisitions. We continue to grow organically by providing education to the telecom industry through its partnership arrangements with various institutions, including California State University (Fullerton, Dominguez Hills, Channel Islands) and Woodbury University. We are also actively pursuing opportunities by marketing directly to Fortune 500 corporations and additional institutions of higher learning.

     Our acquisition strategy is to acquire enrolled students, accreditations and course breadth while installing its scaleable technology infrastructure and consolidating costs.

Industry Overview

     We are focusing on the post-secondary education market. We believe that some of the key drivers for the growth of this market are:

  technology transformation into mainstream everyday life and business forcing people to become proficient in computer usage and its diversified applications;

  the Internet has brought information, people and businesses together in an interactive environment; and

  growing demand for the skilled labor.

     With the information age transformation in the last decade, new tools and work skills are being required in schools, colleges, business and services at a global scale. We believe that the norms of the traditional classrooms are no longer sufficient and efficient to accommodate the requirements of the fast growing global technology evolution that universities and other schools don’t have the logistics and the infrastructure and the financial resources to keep pace.

     With the information age transformation in the last decade, new tools and work skills are being required in schools, colleges, business and services at a global scale. We believe that the norms of the traditional classrooms are no longer sufficient and efficient to accommodate the requirements of the fast growing global technology evolution that universities and other schools don’t have the logistics and the infrastructure and the financial resources to keep pace.

     Most major universities are now offering limited web-based classes along with the traditional classroom instructions. Major efforts are in the process to bring the web-base teaching within the mainstream education infrastructure. With the exponential growth of student population and the demand for the skilled labor force educational institutions are being forced to look at radically different methodology to help them keep pace with the demands. We believe that the web-based application is the most appropriate solution, hence offering a hybrid solution.

     We believe that this problem creates opportunities. We currently offer a solution which encompasses the traditional classroom schooling methodology, as well as a comprehensive total web-based solution, hence offering a hybrid approach to the problem. We also have joint venture alliances with mainstream universities and institutions, offering an approach whereby a student has the option to get a degree/certification from our on-line university and/or from one of the joint venture mainstream universities. We believe that this, in turn, helps solve the growth demand problem for universities and other institutions. We believe that this has put it in a strong market position, solving the needs and challenges of today’s education growth demands.

Competition

     We compete with companies such as Corinthian Colleges, DeVry, Inc., New Horizon International, Inc. and Phoenix University On Line. All of these education institutions are vertically integrated where the curriculum is taught via their own infrastructure and institutions. Despite the size and scope of these larger players, we believe that our strength lies in our ability to be flexible. A significant portion of the companies’ revenues comes from the traditional classroom teaching and lacks the Internet, telecom infrastructure, logistics and the teaching depth and the breadth offered in on-line teaching. We believe that another strength is we do not focus solely on domestic education. Additionally, none of the companies offer a joint venture with any of the mainstream universities.

Seasonality

     Our business is somewhat seasonal. Highest enrollment and revenues typically occur during the fall back-to-school period. Slightly lower enrollment is experienced in the spring, and the lowest enrollment generally occurs during the summer months. Results of operations going forward may reflect this seasonal enrollment pattern.

Employees and Labor Relations

      We currently have nine full-time employees with which our labor relations are good.

Legislative Actions and Potential New Accounting Pronouncements

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase the expenses that we report under Generally Accepted Accounting Practices and could adversely affect operating results.

Pro Forma Financial Information

  The following unaudited proforma consolidated financial statements give effect to the reverse acquisition of DLI by Digital Learning Management Corporation (formerly known as FreePCSQuote.com, Inc.) ("DGTL") and is based on the estimates and assumptions set forth herein and in the notes to such statements. This proforma information has been prepared utilizing the historical financial statements of DLI and notes thereto. The transaction is being treated as a reverse acquisition and a recapitalization. DLI is the acquirer for ccounting purposes. The proforma financial data does not purport to be indicative of the results which actually would have been obtained had the acquisition been effected on the dates indicated or the results which may be obtained in the future.

       The following unaudited proforma consolidating balance sheet as of December 31, 2003 gives effect to the transaction as if it had occurred on D ecember 31, 2003. The following unaudited proforma consolidating statement of operations for the year ended December 31, 2003 gives effect to the transaction as if it had occurred on January 1, 2003.

       On January 16, 2004, DLI was acquired by DGTL in exchange for 2,215,803 shares of DGTL common stock. Shortly thereafter, DGTL changed its name to Digital Learning Management Corporation.

5

Proforma Consolidating (Unaudited) Balance Sheet December 31, 2003

					Digital
					Learning
	Digital				Management
	Learning				Corporation
	Institute, Inc.	FreePCSQuote.com,	Proforma		Proforma
	Consolidated	Inc.	Adjustments		Consolidated

ASSETS
CURRENT ASSETS:
Cash	$ 143,721	$ -	$ (70,000)	1	$ 73,721

Accounts Receivable	640,806	-	-		640,806

Prepaid Expenses	80,330	-	(66,765)	2	13,565

Total Current Assets	864,857	-	(136,765)		728,092

Property and Equipment, net	116,679	-	-		116,679

Goodwill	25,000	-	-		25,000

Other Assets	33,227	-	-		33,227

	$ 1,039,763	$ -	$ (136,765)		$ 902,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 185,790	$ -	$ -		$ 185,790

Accrued compensation	250,000	-	-		250,000

Accounts payable and accrued interest, related party	3,009	-	-		3,009

Income taxes payable	151,407	-	-		151,407

Net deferred tax liability	80,842	-	-		80,842

Total Current Liabilities	671,048	-	-		671,048

STOCKHOLDERS' EQUITY:

Preferred stock	-	-	-		-

Common stock	10,501	2,697	(2,697)	1
			142	2	10,643

Common Stock in Escrow	-	-	(232,587)	2	(232,587)

Additional paid-in capital	6,000	7,953	(7,953)	1
			232,445	2	238,445

Retained earnings (deficit)	352,214	(10,650)	(59,350)	1
			(66,765)	2	215,449

Total Stockholders' Equity	368,715	-	(136,765)		231,950

	$ 1,039,763	$ -	$ (136,765)		$ 902,998

SEE ACCOMPANYING NOTES TO UNAUDITED PRO FORMA
CONSOLIDATING FINANCIAL STATEMENTS

6

Proforma Consolidating (Unaudited) Statement of Operations
for the Year Ended December 31, 2003

					Digital
					Learning
	Digital				Management
	Learning				Corporation
	Institute, Inc.	FreePCSQuote.com,	Proforma		Proforma
	Consolidated	Inc.	Adjustments		Consolidated

REVENUES, net	$ 4,551,087	$ 6,316	$ (6,316)	1	$ 4,551,087

OPERATING EXPENSES:
Educational services	1,507,081	-			1,507,081
General and administrative	1,289,372	1,651	(1,651)	1	1,426,137
			66,765	2
			70,000	1
Executive compensation	-	2,500	(2,500)	1	-
Equipment rental - related party	-	3,189	(3,189)	1	-
Bad debt expense	-	3,048	(3,048)	1	-
Depreciation expense	74,475	-			74,475
Marketing and advertising	1,141,086	-			1,141,086

Total Operating Expenses	4,012,014	10,388	126,377		4,148,779

INCOME (LOSS) FROM OPERATIONS	539,073	(4,072)	(132,693)		402,308

OTHER INCOME (EXPENSE)
Interest expense	(48,334)	-	-		(48,334)
Interest expense, related party	(20,602)	-	-		(20,602)

Total Other Income (Expense)	(68,936)	-	-		(68,936)

NET INCOME BEFORE INCOME TAXES	470,137	(4,072)	(132,693)		333,372

Income tax expense	214,773	-	-		214,773

NET INCOME (LOSS)	$ 255,364	$ (4,072)	$ (132,693)		$ 118,599

SEE ACCOMPANYING NOTES TO UNAUDITED PRO FORMA
CONSOLIDATING FINANCIAL STATEMENTS

NOTES TO UNAUDITED PROFORMA CONSOLIDATING FINANCIAL STATEMENTS

PROFORMA ADJUSTMENTS

       The adjustments related to the unaudited proforma consolidating balance sheet are computed assuming the acquisition of DLI by DGTL was consummated at December 31, 2003. The adjustments related to the unaudited proforma consolidating statement of operations for the year ended December 31, 2003 are computed assuming the acquisition was consummated at January 1, 2003.

NOTE 1 - ADJUSTMENT TO LIABILITIES, EQUITY AND STATEMENT OF OPERATIONS

        In connection with the acquisition by DGTL, DLI did not assume any assets or liabilities of DGTL. The capital structure of DGTL was converted to the structure of DLI. All expenses of DGTL have been adjusted to reflect the expenses of DLI. DLI recorded $70,000 of expense in co nnection with the acquisition for investment banking services.

NOTE 2 - ADJUSTMENT TO ASSETS, LIABILITIES AND EQUITY

        In connection with the acquisition, DGTL issued 76,258 shares of common stock valued at $232,587 into escrow to cover it's own indemnification obligations as well as those of DLI. These shares will be returned by August 2004 if no indemnification obligations arise. In addition, DGTL issued 66,088 shares of common stock for $50,000 cash to certain individuals identified by DLI's investment banker. The $50,000 cash was paid to the original shareholders of DGTL and offset against additional paid-in capital. DLI expensed prepaid expenses of $66,765 in connection with the acquisition.

ITEM 2 - DESCRIPTION OF PROPERTIES

     Corporate Headquarters. Our executive offices are located at 19950 Mariner Avenue, Torrance, California 90503. We lease approximately 19,833 square feet of office space at this location under a five-year lease, which expires in September 2008.

     We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

     Our Common Stock is traded on the OTCBB under the symbol “DGTL”. Prior to March 19, 2004, our Common Stock traded under the symbol “FPQT”. The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Common Stock, as reported by OTCBB:

	High	Low

2002
First quarter (1)	$ N/A	$ N/A
Second quarter (1)	$ N/A	$ N/A
Third quarter (1)	$ N/A	$ N/A
Fourth quarter (1)	$ N/A	$ N/A
2003
First quarter (2)	$ N/A	$ N/A
Second quarter (2)	$ N/A	$ N/A
Third quarter (2)	$ N/A	$ N/A
Fourth quarter	$ 5.50	$0.10
(1)	There were no purchases or sales of our Common Stock during the year ended December 31, 2002, and no posted bid or ask.
(2)	There were no trades of our Common Stock for these quarters due to the existence of a very limited market for our Common Stock.

     On March 25, 2004, there were 32 holders of record of our Common Stock and no holders of record of our Preferred Stock. For information concerning historical dividends and our dividend policy, see "Item 6—Management’s Discussion and Analysis or Plan of Operation—Dividends and Distributions."

Refer to Item 11 below for information with respect to our equity compensation plans.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this Report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

Overview

     Digital Learning Management Corporation, a Nevada corporation (hereinafter sometimes referred to as the “Company,” “we,” and “us”), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2003.

     An objective of management became the acquisition of an operating company with experienced management and the potential for profitable growth in exchange for our securities. Pursuant to this objective, on January 16, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we, through our wholly–owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”), acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) in exchange for shares of our Common Stock (the “Merger”). Upon consummation of the Merger, Aurangzeb Bhatti was named President and a Director, Umesh Patel was named Vice President and a Director and Al Jinnah was named Secretary. Eric Borgeson resigned as our President and sole Director.

     On February 27, 2004, we completed a $3.0 million offering of convertible notes through a private placement to affiliated entities of Renaissance Capital.

     On March 8, 2004, and in connection with the closing of the convertible note transaction with Renaissance Capital, the following individuals were appointed to our Board of Directors: Khalid Sheikh, Gregory J. Frazer, Richard Rappaport, Robert Pearson and Al Jinnah.

     On March 19, 2004, we effectuated our name change from FreePCSQuote.Com, Inc. to Digital Learning Management Corporation and a 7.8680269:1 forward split of our Common Stock. In connection with the name change, our trading symbol on the Over-the-Counter Bulletin Board (the “OTCBB”) changed from “FPQT” to “DGTL”.

Critical Accounting Policies Used in Financial Statements

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations—Years Ended December 31, 2003 and 2002

     The following table sets forth certain statement of operations data for the years ended December 31, 2003 and 2002:

	For the years ended
	December 31,

	2003	2002

Revenue
	$6,316	$6,189

Expenses:
General and administrative expenses	1,651	2,075
Executive compensation	2,500	—
Equipment rental – related party	3,189	2,317
Bad debt expense	3,048	325

Total expenses	10,388	4,717

Net income (loss)	$(4,072)	$1,472

Weighted average number of
common shares outstanding	2,423,027	197,000

Net income (loss) per share	$(0.00)	$0.01

     Revenues. We generated $6,316 in revenues in fiscal 2003, as compared to $6,189 in fiscal 2002. During fiscal 2003 and 2002 we were considered a development stage enterprise, as defined in SFAS No. 7.

     Expenses. We incurred $10,388 in total expenses in fiscal 2003, as compared to $4,717 in fiscal 2002.

Liquidity and Capital Resources

     We have generated minimal revenues during the period contained in this report and it is unknown when we Will generate significant revenues. We have financed our cash flow requirements through the issuance of Common Stock and the minimal revenues that we have generated to date. During our normal course of business, we may experience negative cash flows from operations, pending receipt of additional revenues.

      Following the Merger with DLI, we completed a $3.0 million offering of convertible notes through a private placement. We believe that as a result of this offering we have sufficient capital to finance our operations for the next 12 months.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Dividends and Distributions

     We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.

Risk Factors

      On January 16, 2004, we entered into an Agreement and Plan of Merger, pursuant to which we, through our wholly–owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation, acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) in exchange for shares of our Common Stock (the “Merger”). Following the Merger, we altered our business strategy and are now a for-profit continued education company. The following risk factors reflect this new business strategy.

Risks Related to the Company’s Business

Our success depends in part on our ability to expand the content of our existing programs and develop new programs in a cost-effective manner and on a timely basis.

     Our success depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner, and meet our students’ needs in a timely manner. The expansion of our existing programs and the development of new programs may not be accepted by our students or the online education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our students require or as quickly as our competitors.

Failure to adequately respond to changes in market needs and technologies could have a material adverse effect on our business and results of operations.

     Many prospective employers of our graduates increasingly demand that their entry-level employees possess practical technological or professional skills. Education programs at our schools must keep pace with such shifting requirements. Our inability to adequately respond to changes in market requirements due to financial constraints, technological change or other factors could have a material adverse effect on our business and results of operations.

Capacity constraints or system disruptions to our computer networks could damage our reputation and limit our ability to attract and retain students.

     The performance and reliability of our program infrastructure is critical to our reputation and our ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of our computer networks. We have experienced system failures due to both software defects and operational errors. Most failures resulted in brief periods of slow performance rather than interruptions in service. Individual, sustained, or repeated occurrences could significantly damage our reputation and result in a loss of potential or existing students. We cannot assure you that we will be able to expand our program infrastructure on a timely basis sufficient to meet demand for our programs.

     Our computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and telecommunications failures. We presently have a limited amount of redundant facilities, and our formal disaster recovery plan has never been tested. Any interruption to our computer systems or operations could have a material adverse effect on our ability to attract and retain students.

Our computer networks may be vulnerable to security risks that could disrupt operations and require us to expend significant resources.

     Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

     In some instances, our instructors may post various articles or other third-party content on the class discussion board. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. We cannot assure you that a third party will not raise a claim against us for the unauthorized duplication of this material. Any such claim could subject us to costly litigation and impose a significant strain on its financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover or be adequate for potential claims of this type and we may be required to alter the content of its classes or pay financial damages.

We cannot predict our future capital needs, and may not be able to secure additional financing.

     We will likely need to raise additional funds in the future to fund our operations, to expand our markets and product offerings, or to respond to competitive pressures or perceived opportunities. We cannot assure you that additional financing will be available on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue operations, our ability to increase enrollments and revenues may be adversely affected.

Our future success depends in part upon our ability to recruit and retain key personnel.

     Our success to date has been, and our continuing success will be, substantially dependent on the continued services of our executive officers and other key personnel, who generally have extensive experience in the industry and have been employed by us for substantial periods of time. If we ceased to employ any of these integral personnel and failed to manage a smooth transition to new personnel, our business could suffer.

     Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty and school presidents and administrators. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel to fill open positions, and retaining such personnel once hired. The loss of the services of any key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have an adverse effect on our business and results of operations.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our Common Stock.

     We experience, and expect to continue to experience, seasonal fluctuations in our revenue because fewer students are enrolled during the summer months. These seasonal fluctuations in our operating results could result in volatility or have an adverse effect on the market price of our Common Stock. In addition, as our revenues continue to grow, these seasonal fluctuations may become more evident.

Risks Related to the Company’s Industry

The market for online learning may not continue to develop.

     The use of online education and training may not increase as anticipated and our programs may not be accepted by working adult students. Also, some educators are opposed to online education and have the capacity to negatively influence the market for our programs. Some critics have also expressed concerns regarding the perceived loss of control over the educational process that can result from the outsourcing of online campuses and courses. We may be unable to continue to increase the number of students and revenues if the higher education and training market does not more generally accept online learning.

We operate in a highly competitive market with rapid technology changes and we may not have the resources needed to compete successfully.

     Online education is a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities, and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. We may not have the resources necessary to compete with the rapidly changing technologies being developed by our competitors and our success will depend on our ability to adapt to these changing technologies.

Competitors may harm our business by operating more effectively or more efficiently in its market.

     The postsecondary education market is highly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer distance-learning programs. Certain public and private colleges and universities may offer programs similar to those offered by us. Public institutions are often able to charge lower tuition, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit schools like those operated by us. Some of our competitors, in both the public and private sectors, have substantially greater financial and other resources, which may allow them to have greater success in the market.

Changes in the extensive regulations to which we are subject could increase our cost of doing business or affect our ability to grow.

     We are subject to extensive private, federal, and state regulation. New or revised interpretations of the regulations by any of the regulatory entities that determine our accreditation, state licensure, or eligibility for federal financial aid could increase our cost of doing business or affect our ability to continue increasing the number of students and revenue.

State regulations for distance education are currently uncertain and may require us to expend significant resources and significantly limit our ability to expand our business.

     State regulations for distance education providers are uncertain. We may have to devote significant time and financial resources in order to comply with various state laws and regulations if states determine to regulate online education. We may not have sufficient resources to comply with any new laws and regulations that may be enacted, which could preclude us from operating in one or more states and could significantly limit the ability to expand our business.

Risks Related To the Company’s Capital Structure

There is no assurance of an established public trading market.

     Although our Common Stock trades on the OTCBB, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

  the issuance of new equity securities;

  changes in interest rates;

  competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  variations in quarterly operating results;

  change in financial estimates by securities analysts;

  the dept h and liquidity of the market for our Common Stock;

  investor perceptions of our company and the technologies industries generally; and

  general economic and other national conditions.

Our Common Stock could be considered a “penny stock.”

     Our Common Stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

     Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

     Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of s uch statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements are set forth in this Report beginning on page 17.

INDEPENDENT AUDITORS’ REPORT

Beckstead and Watts, LLP
Certified Public Accountants

3340 Wynn Road, Suite B
Las Vegas, NV 89102
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
FreePCSQuote.com, Inc.

We have audited the Balance Sheet of FreePCSQuote.com, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2003, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the year then ended and for the year ended December 31, 2002, and for the period February 18, 1999 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreePCSQuote.com, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for the year then ended and for the year ended December 31, 2002, and for the period February 18, 1999 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America..

/s/ Beckstead and Watts, LLP

March 13, 2004

BALANCE SHEET

December 31,
2003
Assets
Current assets:
Cash	$—
Accounts receivable	—

Total current assets	—

$—

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—

Total current liabilities	—

—

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares	—
authorized, no shares issued and outstanding
Common stock, $0.001 par value, 20,000,000 shares
authorized, 2,697,000 shares issued and outstanding	2,697

Additional paid-in capital	7,953
(Deficit) accumulated during development state	(10,650)

—

$—

STATEMENT OF OPERATIONS

			February 18, 1999
	For the years ended		(Inception) to
	December 31		December 31,

	2003	2002	2003

Revenue	$6,316	$6,189	$13,655

Expenses:	1,651	2,075	10,131
General and administrative expenses
Executive compensation	2,500	—	2,500
Equipment rental – related party	3,189	2,317	8,301
Bad debt expense	3,048	325	3,373

Total expenses	10,388	4,717	24,305

Net Income (loss)	$(4,072)	$1,472	$(10,650)

Weighted average number of
Common shares outstanding	2,423,027	197,000

Net income (loss) per share	$(0.00)	$0.01

STATEMENT OF CASH FLOWS

			February 18, 1999
	For the years ended		(Inception) to
	December 31,		December 31

	2003	2002	2003
Cash flows from operating activities
Net income (loss)	$(4,072)	$1,472	$(10,650)
Shares issued for services	—	—	500
Shares issued for executive compensation	2,500		2,500
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Decrease (Increase) in accounts receivable	1,020	(1,020)	—

Net cash provided (used) by operating activities	(552)	452	(7,650)

Cash flows from financing activities
Issuances of common stock	—	—	7,550
Donated capital	—	100	100

Net cash provided by financing activities	—	100	7,650

Net increase in cash	(552)	552	—
Cash - beginning	552	—	—

Cash - ending	$—	$552	$—

Supplemental disclosures:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash transactions:
Stock issued for services provided	$—	$—	$500

Number of shares issued for services	—	—	2,500

Stock issued for executive compensation	$2,500	$—	$2,500

Number of shares issued for executive compensation	2,500,000	—	2,500,000

STOCKHOLDER EQUITY

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

March 12, 1999
Founders shares issues at $0.01 per share	165,000	$1,650	$—	$—	$1,650

April 5, 1999
Rule 504 offering issued at$0.20 per share
for cash	29,500	295	5,605		5,900

April 5, 1999
Rule 504 offering issued at$0.20 per share
for services	2,500	25	475		500

Net (loss)
February 18, 1999 (inception) to December
31, 1999				(6,669)	(6,669)

Balance, December 31, 1999	197,000	1,970	6,080	(6,669)	1,381

Net (loss), year ended December 31, 2000				(1,381)	(1,381)

Balance, December 31, 2000	197,000	1,970	6,080	(8,050)	—

Net (loss), year ended December 31, 2001				—	—

Balance, December 31, 2001	197,000	1,970	6,080	(8,050)	—

March 27, 2002
Donated capital			100		100

Reclassification of paid-in capital		(1,773)	1,773		—

Net Income, year ended December 31, 2002				1,472	1,472

Balance, December 31, 2002	197,000	197	7,953	(6,578)	1,572

February 10, 2003
Shares issued at $0.01 per shares
for executive compensation	2,500,000	2,500	—	—	2,500

Net Income, year ended December 31, 2002				(4,072)	(4,072)

Balance, December 31, 2003	2,697,000	$2,697	$7,953	$(10,650)	$—

NOTES TO FINANCIAL STATEMENTS

Note 1 – Summary of significant accounting policies

Organization

The Company was organized on February 18, 1999 (Date of Inception) under the laws of the State of Nevada, as FreePCSQuote.com, Inc. The Company has minimal operations and, in accordance with SFAS #7, the Company is considered a development stage company. As of December 31, 2003, the Company was authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On January 16, 2004, the Company and its newly formed, wholly owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”) and Digital Learning Institute, Inc., a privately-held Delaware corporation (“DLI”), entered into an Agreement and Plan of Merger (the “Agreement”) (See Note 5).

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2003.

Revenue recognition

The Company enters into contractual arrangements for web-site development services. The Company recognizes revenue for website development services based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the website has occurred and no other significant obligations remain.

The Company contractually agrees to host the websites for additional monthly fees and at a minimal cost to the Company for 1 year renewable periods of time based on the terms of the individual contracts.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Advertising costs

The Company expenses all costs of advertising as incurred. There were $-0- and $120 in advertising costs included in general and administrative expenses as of December 31, 2003 and 2002.

Concentration of Credit Risk

Financial instruments, which subject the Company to credit risk, consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable are concentrated in the Las Vegas, Nevada geographical location. Negative economic trends in the region may effect the Company’s ability to generate adequate revenues and collect it’s balances due. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long live assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. No such impairments have been identified by management at December 31, 2003.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 Is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Earnings (mss) per share

Net earning (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic earning (loss) per share is computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2003, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.” The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that Is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring):” SEAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in Its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending aft er December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company ff that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003 . The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Note 2 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based an the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

US federal statutory rate	(34.0%)

Valuation reserve	34.0%

Total	—%

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $10,650 for tax purposes, which may be available to offset future taxable income. If not used, this carry forward will expire in 2022.

Note 3 – Stockholders’ equity

On February 3, 2003, the Company effectuated a 1-for-10 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-10 reverse stock split.

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

On February 10, 2003, the Company issued 2,500,000 post-split shares of its $0.001 par value common stock in valued at $2,500 to Eric Borgesen, the Company’s former president as compensation pursuant to his employment agreement (See Note 4).

Note 4 – Related party transactions

In May 2002, the Company agreed to rent computer equipment on a month-to-month basis from Fluid Spot, a company owned by the president of the Company. The equipment rent for the period ended December 31, 2003 was $3,189.

On January 1, 2003, the Company executed an employment agreement with its president. The term is for a period of one year with a base salary of $2,500 (See Note 3).

Note 5 – Merger with Digital Learning Institute, Inc.

On January 16, 2004, the Company and its newly formed, wholly owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”) and Digital Learning Institute, Inc., a privately-held Delaware corporation (“DLI”), entered into an Agreement and Plan of Merger (the “Agreement”). The Company, through its wholly-owned subsidiary, Merger Sub, acquired DLI in exchange for shares of the Company’s common stock (the “Merger”); 2,215,803 shares were issued to the holders of DLI stock and 38,129 shares were issued into escrow to cover indemnification obligations, if any, of DLI. Merger Sub was merged with and into DLI. The separate existence of Merger Sub ceased, and DLI continued as the surviving corporation (the “Surviving Corporation”) under the name Digital Learning Institute, Inc. The Company issued an additional 38,129 shares into escrow to cover its own indemnification obligations. Immediately after the Merger was consummated and further to the Agreement, Eric Borgeson, the controlling stockholder of the Company, cancelled 2,500,000 shares of the Company’s Common Stock held by him (the “Cancellation”). In addition, the Company issued an aggregate of 66,088 shares of its Common Stock to certain individuals identified by DLI’s investment banker.

The stockholders of DLI (four stockholders owning 2,215,803 shares), as of the closing date of the Merger and after giving effect to the Cancellation, owned approximately 86.8% of the Company’s common stock outstanding as of January 16, 2004. Each share of DLI common stock (an aggregate of 5,000,000 shares) was converted into one share of the Company’s common stock in the Merger, an exchange ratio of 1 to.441606 (the “Exchange Ratio”).

For accounting purposes, this transaction was being accounted for as a reverse merger, since the stockholders of DLI own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of DLI became the directors and executive officers of the Company.

DLI is a for-profit company that provides training and education. DLI currently has enrolled active students from several California State University locations as well as trade and vocational schools.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

     As of December 31, 2003, an evaluation was carried out under the supervision and with the participation our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls or in other fact ors that could significantly affect our internal controls.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

     The information required by this Item is set forth under the captions "Proposal No. 1—Election of Directors—Information Concerning the Nominees" and "—Directors and Executive Officers" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as set forth in full.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number

3.1	Articles of Incorporation & Bylaws (a) Articles of Incorporation of the Registrant filed February 18,
1999 and (b) By-Laws of the Company adopted March 12, 1999 (incorporated by reference to
Exhibit 3 to the Registrant’s General Form For Registration Of Securities Of Small Business Issuers
on Form 10-SB, filed with the SEC on November 5, 1999).

Exhibit
Number

3.1(a)	Certificate of Amendment of Articles of Incorporation of the Registrant (incorporated by reference to Exhibit A of the Registrant’s definitive information statement on Schedule 14C filed with the
SEC on February 25, 2004).

2.1	Agreement and Plan of Merger, dated as of January 16, 2004, by and among FreePCSQuote.Com,
Inc., FPQT Acquisition Corporation and Digital Learning Institute, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on January 30,
2004).

4.1	7.00% Convertible Debenture issued on February 27, 2004 to The Frost National Bank, Custodian
FBO Renaissance US Growth Investment Trust PLC, Trust No. W00740100 (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on March
11, 2004).

4.2	7.00% Convertible Debenture issued on February 27, 2004 to The Frost National Bank, Custodian
FBO Renaissance Capital Growth & Income Fund III, Inc., Trust No. W00740000 (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on March
11, 2004).

4.3	7.00% Convertible Debenture issued on February 27, 2004 to HSBC Global Custody Nominee
(U.K.) Limited, Designation No. 896414 (incorporated by reference to Exhibit 4.3 to the
Registrant’s current report on Form 8-K filed with the SEC on March 11, 2004).

10.1	Convertible Loan Agreement dated as of February 27, 2004, by and among Digital Learning
Institute, Inc., FreePCSQoute.com, Inc., Digital Learning Management Corporation, Renaissance
Capital Growth & Income Fund, III, Inc., Renaissance US Growth Investment Trust PLC, BFSUS
Special Opportunities Trust PLC, and Renn Capital Group, Inc. (incorporated by reference to
Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 11, 2004).

16.1	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the
Registrant’s current report on Form 8-K filed with the SEC on November 18, 2003).

24	Power of Attorney (included on the signature page).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this Item is set forth under the caption “Independent Accountant Fees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LEARNING MANAGEMENT CORPORATION

By:	/s/ Aurangzeb Bhatti

Name: Aurangzeb Bhatti Title: President (Principal Executive Officer)

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Aurangzeb Bhatti and Al Jinnah, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Aurangzeb Bhatti	President and Director	March 30, 2004
Aurangzeb Bhatti
/s/ Umesh Patel Umesh Patel	Vice President, Chief Financial Officer and Director	March 30, 2004

Robert Pearson	Director
Gregory J. Frazer	Director
Khalid Sheikh	Director
/s/ Richard Rappaport Richard Rappaport	Director	March 30, 2004

/s/ Al Jinnah Al Jinnah	General Counsel, Secretary and Director	March 30, 2004

27