Form 10KSB/A
period 2003-12-31
DIGITAL LEARNING
filed 2004-04-29
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26293

DIGITAL LEARNING MANAGEMENT CORPORATION
(formerly FreePCSQuote.Com, Inc.)

Nevada (State or other jurisdiction ofincorporation or organization)	88-0420306 (I.R.S. EmployerIdentification Number)

19950 Mariner Avenue Torrance, California	90503 (Zip Code)
(Address of principal executive offices)

(310) 921-3444 (Issuer's telephone number)

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

EXPLANATORY NOTE
THIS AMENDMENT NO. 1 ON FORM 10-KSB/A (THIS "AMENDMENT") AMENDS THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, ORIGINALLY FILED ON MARCH 30, 2004 (THE "ORIGINAL FILING"). THE REGISTRANT IS FILING THE AMENDMENT TO INCLUDE THE INFORMATION REQUIRED BY PART III AND NOT INCLUDED IN THE ORIGINAL FILING, BECAUSE THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WILL NOT BE FILED WITHIN 120 DAYS OF THE END OF THE RESGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 2003. IN ADDITION, IN CONNECTION WITH THE FILING OF THIS AMENDMENT AND PURSUANT TO THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION, THE COMPANY IS INCLUDING WITH THIS AMENDMENT CERTAIN CURRENTLY DATED CERTIFICATIONS AND EXCEPT AS DESCRIBED ABOVE, NO OTHER CHANGES HAVE BEEN MADE TO THE ORIGINAL FILING. THIS AMENDMENT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING, AND THE REGISTRANT HAS NOT UPDATED THE DISCLOSURES CONTAINED THEREIN TO REFLECT ANY EVENTS WHICH OCCURRED AT A DATE SUBSEQUENT TO THE FILING OF THE ORIGINAL FILING.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

Information Concerning Our Directors and Executive Officers

       The following table sets forth, as of April 29, 2004, the names of, and certain information concerning, our directors and executive officers:

Name and Title Other Than Director	Age	Year First Appointed Director	Principal Occupation During the Past Five Years
Aurangzeb Bhatti, President	49	2004
Mr. Bhatti has over 25 years experience in information technology and the education field. In 1995, Mr. Bhatti founded WebVision, Inc. and served as its Chief Executive Officer and Chief Technology Officer until 2001. In 2001, after leaving WebVision, Inc., Mr. Bhatti co-founded another company by the name of School of I.T with Mr. Patel. This company is the forerunner of Digital Learning Management Corporation.

Umesh Patel, Vice President, Chief Financial Officer	47	2004
Mr. Patel has over 14 years experience in business development and sales. From 1990 to 2001, Mr. Patel served as the President of Tech Med Billing Services, where he was responsible for managing and projecting financials for the company. In 2001, Mr. Patel co-founded School of I.T. with Mr. Bhatti. Mr. Patel served as its Vice President and was responsible for marketing.

Al Jinnah, General Counsel and Secretary	64	2004
Mr. Jinnah has been a practicing attorney for over 35 years. He has wide experience in business law and civil litigation, having served as in-house counsel in various industries. He has operated his own private practice for the past 5 years.

Robert Pearson	68	2004	Mr. Pearson has been Senior Vice-President for Investments for RENN Capital Group, Inc., of Dallas, Texas since 1997 . RENN Capital Group, Inc. is an investment management firm.

Gregory Frazer	51	2004
From 1996 to 2001, Dr. Frazer was Vice-President of Business Development and on the Board of Directors of Sonus-USA, Inc., a publicly traded corporation. From 2001 to 2003, Dr. Frazer was a professor at Arizona School for Health Sciences in the Au.D. Program. In 2003 , Dr. Frazer entered private practice and is now the Director of Audiology at Pecific Eye & Ear Specialists, Inc. in Brentwood, California.

Khalid Sheikh	65	2004
Dr. Sheik has a Doctorate degree in Physiology from the University of London. His entire career has been devoted to the hospital environment. Since 1985, he been a consultant in the Radiation Oncology department at Long Beach Memorial Medical center. In his career Dr. Sheik has served on numerous Boards in the medical field. At present, he serves on the Board of Endocurietherapy research Foundation, Long Beach, California.

Richard Rappaport	44	2004
Mr. Rappaport is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. From April 1998 through September 1999, Mr. Rappaport was Director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American corporate finance activities.

None of our directors were selected pursuant to any arrangement or understanding other than with our directors and executive officers acting within their capacities as such. There are no family relationships between any of our directors.

The Board of Directors and Committees

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by the Board as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our independent directors qualify as an “audit committee financial expert.”

Code of Ethics

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such forms received by it, or written representations from the Reporting Persons, all of our insiders complied with all filing requirements during 2003.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation during each of the last three fiscal years by our former principal executive officer (the “Named Executive Officer”). None of our other executive officers received compensation in excess of $100,000 for the most recent fiscal year.

Long Term Compensation

Annual Compensation						Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Restricted Stock Award(s) ($)	Options/SARs(2)	LTIP Payouts($)	All Other Compensation(3) ($)

Eric Borgeson, Former President	2003	--	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--
	2001	--	--	--	--	--	--	--

Option/SAR Grants in Last Fiscal Year

No stock options were granted to the Named Executive Officer during the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Value

         No stock options were granted to or held by the Named Executive Officer during the last fiscal year.

Employment Contracts

        We have not entered into employment agreements with any of our executive officers.

Director Compensation

          Our outside directors are reimbursed reasonable expenses incurred in connection with their attendance at Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

We do not currently maintain an equity compensation plan. Pursuant to the terms of our merger with Digital Learning Institute, Inc., we will issue options to purchase an aggregate of 595,500 shares of our common stock to certain former Digital Learning Institute, Inc. option holders. All options will be granted under a new 2004 Stock Option, Deferred Stock and Restricted Stock Plan to be approved by our Board and shareholders.

Shareholdings of Certain Beneficial Owners, Directors and Executive Officers

We know of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of Common Stock, except as set forth in the table below. The following table sets forth, as of April 27, 2004, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors, the Named Executive Officer and principal shareholders and by our current directors and executive officers as a group. The shares “beneficially owned” are determined under applicable Securities and Exchange Commission rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, principal shareholder or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of Apri l 27, 2004. Each person in the table, except as noted has sole voting and investment powers over the shares beneficially owned.

Unless indicated otherwise, the address for each person named is c/o Digital Learning Management Corporation, 19950 Mariner Avenue, Torrance, California 90503.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Current Directors and Executive Officers:
Aurangzeb Bhatti, President and Director	6,929,180(1)	25.9%
Umesh Patel, Vice President, Chief Financial Officer and Director	6,929,180(2)	25.9%
Al Jinnah, General Counsel, Secretary and Director	1,046,040	3.9%
Robert Pearson, Director	6,699,834(3),(4)	24.9%
Gregory Frazer, Director	---	*
Khalid Sheikh, Director	---	*
Richard Rappaport, Director	130,000	0.7%
(All Current Directors and Executive Officers as a Group, 7 in all)	21,734,234(5)	81.3%

Former President:
Eric Borgeson (6)	---	*

5% Shareholders:
RENN Capital Group, Inc. 8080 N. Central Expressway, Suite 210, LB-59 Dallas, Texas 75206	6,699,834(4)	24.9%
Feisal H. Khan	2,615,100	9.8%

* Less than 1%

(1)Includes options to purchase 42,750 shares of Common Stock, all of which 42,750 are held by the Bhatti Family Trust.
(2) Includes options to purchase 42,750 shares of Common Stock, all of which are held by the Patel Family Trust.
(3) Mr. Pearson is an executive officer of RENN Capital Group, Inc. He disclaims beneficial ownership of shares held by RENN Capital Group, Inc.
(4) Based on Schedule 13D filed April 13, 2004. The shares of Common Stock deemed to be beneficially owned by RENN Capital Group, Inc. are comprised of shares issuable upon the conversion of $1,000,000 7.00% Convertible Debentures.
(5) Includes options to purchase 85,550 shares of Common Stock. Also includes 2,699,834 shares held by RENN Capital Goup, Inc., which have been disclaimed by Mr. Pearson. See also footnotes (3) and (4) above.
(6)All of Mr. Borgeson’s shares were cancelled in the change-of-control transaction referenced below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have entered into indemnification agreements with certain of our directors and executive officers pursuant to which we have agreed to indemnify any officer or director against all costs associated with the defense of any action brought against him or her in his/her capacity as an officer or director.

Each of Messrs. Bhatti, Patel and Jinnah were shareholders of Digital Learning, Inc. prior to the Merger referenced in Item 1. The three individuals acquired approximately 74.0% of our outstanding common stock as of January 20, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number
3.1
Articles of Incorporation & Bylaws (a) Articles of Incorporation of the Registrant filed February 18, 1999 and (b) By-Laws of the Company adopted March 12, 1999 (incorporated by reference to Exhibit 3 to the Registrant's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, filed with the SEC on November 5, 1999).

3.1 (a)
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

14.1	Code of Ethics.

16.1	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 18, 2003).

24	Power of Attorney (incorporated by reference to the Registrant's Form 10-KSB filed March 30, 2004).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)   Current Reports on Form 8-K

          None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to March 30, 2004, Beckstead & Watts, LLP served as our independent certified public accountant. Beckstead & Watts, LLP audited our financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

Beckstead and Watts, LLP's report on our financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified as audit scope or accounting principles. The reports for the fiscal years ended December 31, 2002 and 2001 were qualified reports in that adverse financial conditions identified by the accountants raised substantial doubt about our ability to continue as a going-concern. During the recent fiscal year ended December 31, 2003, (i) there were no disagreements between us and Beckstead & Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Beckstead & Watts, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its rep orts. The decision to replace Beckstead & Watts, LLP was not the result of any disagreement on any matter of accounting principle or practice, financial statement disclosure or audit procedure.

Aggregate fees billed by Beckstead & Watts, LLP to us for the years ended 2003 and 2002 are as follows:

	2003	2002

Audit fees	$5,000	$1,500
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board has considered the provision of non-audit services provided by Beckstead & Watts, LLP to be compatible with maintaining the independence of Beckstead & Watts, LLP. The Board will continue to approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services and related services, tax services, and other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LEARNING MANAGEMENT CORPORATION

Date: April 29, 2004	By:	/s/ Aurangzeb Bhatti

Name: Aurangzeb Bhatti
Title President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Aurangzeb Bhatti
Aurangzeb Bhatti	President and Director	April 29, 2004

/s/ Umesh Patel Umesh Patel	Vice President, Chief Financial Officer and Director	April 29, 2004

Robert Pearson	Director
Gregory J. Frazer	Director
Khalid Sheikh	Director
**/s/ Richard Rappaport Richard Rappaport	Director	April 29, 2004

/s/ Al Jinnah Al Jinnah	General Counsel, Secretary and Director	April 29, 2004

**Signed by Aurangzeb Bhatti pursuant to power-of-attorney granted March 30, 2004.

