Form 10QSB
period 2004-03-31
DIGITAL LEARNING
filed 2004-05-17
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26293

DIGITAL LEARNING MANAGEMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0420306
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	No.)

19950 Mariner Avenue	90503
Torrance, California	(Zip Code)
(Address of principal executive offices)

(310) 921-3444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

There were 19,804,024 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of May 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes       No  X

DIGITAL LEARNING MANAGEMENT CORPORATION
FORM 10-QSB INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

a.	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

b.	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

c.	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

d.	Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL LEARNING MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,981,865	$143,721
Accounts receivable	1,043,259	640,806
Advances to acquisition target	379,989	—
Prepaid expenses	35,528	80,330
Deferred offering costs	16,219	—

Total Current Assets	3,456,860	864,857

PREPAID LOAN FEES	355,441	—

PROPERTY AND EQUIPMENT, net	226,603	116,679

GOODWILL	25,000	25,000

OTHER ASSETS	33,227	33,227

	$4,097,131	$1,039,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$307,695	$185,790
Accrued compensation	240,300	250,000
Accounts payable and accrued interest, related party	317	3,009
Due to factor	106,933	—
Income taxes payable	—	151,407
Net deferred tax liability	3,334	80,842

Total Current Liabilities	658,579	671,048

Convertible notes payable	3,000,000	—

Total Liabilities	3,658,579	671,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock in escrow	(232,587)	—

Common stock, $.001 par value,
75,000,000 shares authorized, 20,103,981 and 17,372,839
shares issued and outstanding, respectively	20,104	10,501
Additional paid-in capital	3,338,864	6,000
Retained earnings (deficit)	(2,687,829)	352,214

Total Stockholders’ Equity	438,552	368,715

	$4,097,131	$1,039,763

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL LEARNING MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2004	2003

	(Unaudited)	(Unaudited)

REVENUES	$998,255	$1,637,310

OPERATING EXPENSES:
Educational services	208,017	565,176
General and administrative	368,282	321,978
Depreciation expense	17,146	18,943
Marketing and advertising	230,213	409,081

Total Operating Expenses	823,658	1,315,178

INCOME FROM OPERATIONS	174,597	322,132

OTHER INCOME (EXPENSE)
Shell acquisition costs	(213,362)	—
Interest expense	(31,193)	(36,851)
Interest expense – non-cash beneficial conversion feature charge	(3,000,000)	—

Total Other Income (Expense)	(3,244,555)	(36,851)

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,069,958)	285,281

Income tax (benefit) expense	(29,915)	111,382

NET INCOME (LOSS)	$(3,040,043)	$173,899

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND
DILUTED	$(0.15)	$0.01

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	20,103,981	17,372,839

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL LEARNING MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2004	2003

	(Unaudited)	(Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$(3,040,043)	$173,899
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	17,146	18,943
Common stock issued for services	—	10,500
Warrants issued in shell acquisition	109,880	—
Bad debt	—	(271,040)
Beneficial conversion feature	3,000,000	—
Deferred income taxes	(77,508)	102,582
Changes in assets and liabilities:
Accounts receivable	(402,453)	(98,626)
Prepaid expenses	44,802	(12,000)
Other assets	—	—
Accounts payable and accrued expenses	121,906	199,176
Accrued expenses, related party	(2,692)	80,210
Due to factor	106,933	(286,616)
Accrued compensation	(9,700)	60,000
Income taxes payable	(151,407)	—

Net Cash (Used In) Operating Activities	(283,136)	(22,972)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of subsidiary	—	(25,000)
Advances to acquisition target	(379,989)	—
Purchase of equipment and software development	(127,070)	(7,700)

Net Cash (Used in) Investing Activities	(507,059)	(32,700)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from loans and note payable, related party	—	4,398
Proceeds from convertible notes payable	3,000,000	—
Payment for deferred offering costs	(16,220)	—
Payment for prepaid loan fees	(355,441)	—

Net Cash Provided by Financing Activities	2,628,339	4,398

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,838,144	(51,274)
CASH AND CASH EQUIVALENTS, beginning of period	143,721	125,992

CASH AND CASH EQUIVALENTS, end of period	$1,981,865	$74,718

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,399	$24,224

Taxes	$199,000	$8,800

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Digital Learning Institute, Inc. included in Form 8-K for the fiscal year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the following entities, collectively referred to as “The Company” or “DGTL”. All significant inter-company transactions have been eliminated.

Digital Learning Management Corporation	Corporation
Digital Learning Institute, Inc	Corporation
Webvision Internet Works, Inc	Corporation
McKinley Educational Services, Inc	Corporation
Digital Knowledge Works, Inc.(2004)	Corporation
Coursemate, Inc. (2004)	Corporation

Digital Learning Institute, Inc. acquired FreePCSQuote.com, Inc. on January 16, 2004 in a reverse merger (see Note 10). The financial statements in the filings of FreePCSQuote.com, Inc. became those of Digital Learning Institute, Inc. In addition on March 19, 2004, FreePCSQuote.com, Inc. changed its name to Digital Learning Management Corporation. Thus, the financial statements are still those of “Digital Learning Institute, Inc.”

Digital Learning Institute, Inc. (“DLI”) acquired Webvision Internet Works, Inc. on January 1, 2003 through transfer of ownership and is now a wholly owned subsidiary. McKinley Educational Services, Inc. was acquired on March 7, 2003 and Digital Knowledge Works, Inc. and Courseware, Inc. were acquired on November 6, 2003 and all are wholly owned subsidiaries of Digital Learning Institute, Inc.

Description of Business

The Company’s primary business is the operation of post-secondary education training primarily in the business, telecommunications and travel and other trade fields, offering BBA, MBA and college credit through strategic partners. As of March 31, 2004, DLI operated one school in California with students from around the world. Revenues generated from this school consist primarily of tuition and fees paid by students or their employers, generally from public universities and large corporations.

In March 2003, DLI purchased all of the outstanding stock of McKinley Educational Services, Inc. for $25,000. McKinley Educational Services, Inc. dba McKinley University operates as a post-secondary educational institution. As of March 31,2004, operations were minimal.

On November 6, 2003, DLI acquired Digital Knowledge Works, Inc. through transfer of ownership. Digital Knowledge Works, Inc. develops course books and software for use by students and learning institutions.

On November 6, 2003, DLI purchased all of the outstanding common shares of Coursemate, Inc. at $2.00 per share for total consideration of $1,000. Coursemate, Inc. is a company organized around Courseware Software developed by Digital Knowledge Works, Inc.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 (“Goodwill and Other Intangible Assets”) and SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company has evaluated its goodwill for impairment and has determined as of March 31, 2004 that no impairment charge should be recognized at this time.

Marketing and Advertising Costs

Marketing and advertising costs are charged to expense during the period incurred. These costs arise primarily from training vouchers offered to students.

Revenue Recognition

Revenues consist primarily of tuition and fees derived from courses taught in the Company’s school. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks). Tuition is billed after the course has been completed.

Educational Services

Educational services include direct operating expenses of the school consisting primarily of contract salaries, occupancy and supplies.

Earnings Per Common Share

The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note 8).

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense was $17,146 and $18,943 for the three months ended March 31, 2004 and 2003, respectively.

Facilities

The Company leases office space owned by a related party. Rent expense was $55,500 and $37,500 for the three months ended March 31, 2004 and 2003, respectively.

The Company also rented classrooms from an unrelated university on an “as needed basis”. Rent expense was $9,341 and $9,114 for the three months ended March 31, 2004 and 2003, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

Deferred tax assets arise primarily from the net operating loss carry-forward and expenses accrued for book basis but not for tax basis. Deferred tax liabilities primarily result from revenues recognized for book basis but not for tax basis. The Company is on the cash basis for tax accounting, which has resulted in a net operating loss carry-forward at March 31, 2004. No valuation allowance has been recorded at March 31, 2004 since management of the Company has determined that it is more likely than not that the tax asset will be realized. (See Note 9).

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, notes payable – related party, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Concentrations of Risk

The Company maintains all cash and cash equivalents in financial institutions, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Three customers accounted for 98.5% and two customers accounted for 99.8% of sales during the three months ended March 31, 2004 and 2003, respectively. The same three customers accounted for 96.8% of accounts receivable at March 31, 2004.

The Company performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations, when necessary.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”). This standard requires the Company to adopt the “fair value” method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the “intrinsic value” method, and to furnish the pro-forma disclosures required by SFAS 123.

Valuation of the Company’s Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company’s common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

Software Development Costs

The Company has developed software to enable students to access and take online classes. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). The Company capitalized $115,620 of software development costs at March 31, 2004.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective December 31, 2001.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company has adopted SFAS No. 143 and its adoption did not have a material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the Company on January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has adopted SFAS No. 144 and its adoption did not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has adopted SFAS 145 and its adoption did not have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has adopted SFAS 146 and its adoption did not have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 and its adoption did not have a material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In April 2003, FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 149”) which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has adopted SFAS 149 and its adoption did not have a material effect on its financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has adopted SFAS 150 and its adoption did not have a material effect on its financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

March 31,
2004

Computers and office equipment	$191,724
Furniture and fixtures	25,000
Leasehold improvements	26,470
Software	149,770

392,964
Less accumulated depreciation	166,361

Net Property and Equipment	$226,603

NOTE 3 – DUE TO FACTOR

The Company has a factoring agreement with PM Factors Bancorp to factor its accounts receivable up to $500,000. PM Factors Bancorp advances to the Company 80% of the accounts receivable that PM Factors Bancorp believes are eligible for factoring. The remaining balance is withheld as a reserve against possible non-collectible accounts. A finance fee of .76% per ten-day period on the face value of each account as long as the account remains unpaid will be charged, accruing on the purchase date. The Company owed $106,933 to PM Factors Bancorp at March 31, 2004, which represented factored receivables of $133,666. This balance was paid off in May 2004.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004 and 2003, DLI paid a related party $55,000 and $10,000, respectively, for legal services, including 300,000 shares of common stock issued January 23, 2003 for legal services valued at $3,000.

During the three months ended March 31, 2004 and 2003, DLI paid related parties $316 and $217,009, respectively, for commissions and contract services.

During the periods ended March 31, 2004 and March 31, 2003, DLI paid a former related party $-0- and $92,601, respectively, for marketing and advertising services. During the period ended March 31, 2003 DLI issued 750,000 shares of common stock to this former related party for consulting services valued at $7,500. The former related party, as trustee of the shares, transferred his common stock to unrelated parties on September 30, 2003 and is no longer considered a related party for all subsequent periods.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On January 20, 2004, the Company retained the services of a new Vice-President of Finance on a consultancy basis at $7,500 per month until he is free to join the Company on a full time basis at which time his compensation will be increased to $10,000 per month. As an incentive to join the Company he was granted stock options for 100,000 post-split common shares to vest over a four year period at the rate of 25,000 shares per annum. The first 25,000 options vested on January 20, 2004. The post split exercise price of these shares is $0.38 per share.

On January 6, 2004, DLI entered into an amendment to an engagement agreement with Westpark Capital, Inc. (“Westpark”) dated February 19, 2003. In accordance with the amendment, Westpark was retained as the Company’s investment banker relating to matters associated with the Company’s proposed financing of $3,000,000. The Company paid 6% of the funds raised and a $6,000 monthly retainer due each month for the term of the agreement. The Company closed on the financing of $3,000,000 and paid $213,362 in costs associated with the raising of funds to Westpark and other companies (see Note 7).

On January 6, 2004, DLI entered into a separate engagement agreement with Westpark to retain Westpark as DLI’s investment banker in respecting matters relating to the DLI’s proposed acquisition of and merger with a publicly traded shell company. The closing of the purchase of the shell company closed on January 16, 2004. DLI paid $70,000 and granted warrants for the purchase of 670,000 shares of common stock of the Company. The warrants are exercisable at $0.45 per share for a period of five years. The Warrants were valued at $109,880, the fair value using the Black-Scholes European Pricing Model. The average risk rate used was 2.9%, volatility was estimated at 50% and the expected life was five years. Based upon the closing of the transaction, the Company will retain Westpark as its consultant for a period of not less than twelve months and will pay Westpark $9,000 per month for these consulting services. As discussed in Note 10, this transaction closed on January 16, 2004.

NOTE 6 – COMMON STOCK

The Company amended its articles of incorporation to change its number of authorized common stock shares from 20,000,000 to 75,000,000. The Company is also authorized to issue 5,000,000 shares of preferred stock with a $.001 par value.

In March 2004, the Company enacted a 7.8680269-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

In connection with the closing of the merger, the Company issued 600,000 post split shares (76,258 pre-split shares) of common stock into escrow to cover any indemnification costs. The stock was valued at $232,587, the fair value of the common stock on the date the merger closed.

Upon completion of the merger and completion of the forward split, the Company has 435,000 outstanding options, which can be redeemed for equal number common shares of the Company. These options have an expiration date of January 20, 2007. The options are fully vested and are redeemable at the exercise price of $0.38 per share. There are also an additional 85,500 fully vested stock options, which are redeemable at $2.00 per share. These options do not have an expiration date.

The Company has also issued warrants to purchase common shares of the Company as follows:
   i)    50,000 at $1.00 per share and expiring on September 30, 2008; and
   ii)    670,000 at $0.45 per share and expiring on January 16, 2009.

NOTE 7 –CONVERTIBLE NOTES PAYABLE AND THE RESULTING NON-CASH BENEFICIALCONVERSION FEATURE CHARGE

On February 27, 2004, the Company raised a total of $3,000,000 from three investors in an offering of 7% convertible debenture notes through a private placement. The terms of the debentures are for a period of 7 years. Interest accrues at 7% per annum and is due and payable monthly beginning April 1, 2004. The Company has recorded $17,500 as accrued interest at March 31, 2004 for interest on these convertible notes. The debentures mature on February 27, 2011, at which time all remaining unpaid principal and interest will be payable in full. If the debentures are not sooner redeemed or converted as provided in the loan, commencing February 27, 2007 and continuing on the first day of each successive month prior to maturity, the Company will pay to the lenders monthly principal installments of $10 per $1,000 of the then remaining principal balance. These debentures are convertible, at the holder’s option, into common stock at a rate of $0.4478 per share, entitling the holders to 6,699,833 shares of the Company’s common stock.

These debentures are immediately convertible and therefore the Company has expensed the calculated value of the beneficial conversion feature, as a one time non-cash debenture interest expense of $3,000,000 and a one time non-cash increase in additional paid-in capital during the three months ended March 31,2004. Management believes that the value assigned to the beneficial conversion feature is the result of assuming that the closing market price on the day of issuance reflects the true fair value of the Company’s common stock.

The Company accounted for the beneficial conversion feature of these convertible notes in accordance with Emerging Issues Task Force 98-5 “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratios” (“EITF 98-5”). This value, calculated as the difference between the conversion price of $ 0.4478 and the fair value of $0.92 (adjusted closing price on the day of the debenture issue) of the common stock multiplied by the number of shares (6,699,833) into which the debenture is convertible, amounts to $3,163,846. According to EITF 98-5 the value of the beneficial conversion feature cannot exceed the value of the proceeds received from the debt issuance of $3,000,000.

NOTE 8 – EARNINGS PER SHARE

	For the Three Months Ended March 31, 2004

			Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Loss available to common stockholders	$(3,040,043)	20,103,981	$(.15)

Effect of Dilutive Securities	—	—	—

Diluted EPS
Loss available to common stockholders	$(3,040,043)	20,103,981	$(.15)

	For the Three Months Ended March 31, 2003

			Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common stockholders	$173,899	17,372,839	$.01

Effect of Dilutive Securities	—	—	—

Diluted EPS	—	—	—
Income available to common stockholders	$173,899	17,372,839	$01

NOTE 9 – INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

	March 31,	December 31,
	2004	2003

Total deferred tax assets	$394,482	$168,970
Total deferred tax liability	(397,816)	(249,812)

Net deferred tax liability	$(3,334)	$(80,842)

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

	March 31,	December 31,
	2004	2003

Temporary differences:
Property and equipment	$(5,551)	$(8,868)
Interest stockholders	—	—

Accrued compensation	90,353	94,000
Accounts receivable	(392,265)	(240,943)
Prepaid expenses	135,020	4,101
Accounts payable and accrued expenses	104,885	69,856
Accounts payable, related parties	—	1,012
Net operating loss carry-forward	64,224	—

	$(3,334)	$(80,842)

The components of deferred income tax expense (benefit) were as follows:

	March 31,

	2004	2003

Temporary differences:
Property and equipment	$(3,317)	$(1,435)
Interest stockholders	—	5,846
Accrued compensation	3,647	(22,560)
Accounts receivable	151,322	138,994
Prepaid expenses	(130,919)	(73,085)
Accounts payable and accrued
expenses	(35,029)	(1,804)
Accounts payable, related parties	1,012	(36,005)
Net operating loss carry-forward	(64,224)	92,631

	$(77,508)	$102,582

The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

	March 31,

	2004	2003

Tax expense (benefit) at federal statutory rates	$(1,040,312)	$97,539
Other	36,901	—
Depreciation expense	3,000	(422)
Accrual to cash conversion	(227,756)	(13,355)
Beneficial conversion feature	1,020,000
Stock based compensation	37,359
Net operating loss carry-forward	170,808	—
Federal net operating loss carry-forward used	—	(83,762)

	$—	$—

Income tax expense (benefit) consists of the following for the three months ended:

	March 31,

	2004	2003

Current	$47,593	$8,800
Deferred	(77,508)	102,582

	$(29,915)	$111,382

Net operating loss carryovers of approximately $502,000 as of March 31, 2004 expire beginning in 2024. The Company is not providing a valuation allowance in connection with the deferred tax asset because management believes that such amounts will be utilized in the future.

NOTE 10 – MERGER WITH FREEPCSQUOTE.COM, INC.

On January 16, 2004, DLI, FPQT Acquisition Corporation, a Nevada corporation ("Merger Sub") and FreePCSQuote.com, Inc., a publicly held Nevada corporation ("Free"), entered into an Agreement and Plan of Merger (the "Agreement"). Free, through its wholly-owned subsidiary, Merger Sub, acquired DLI in exchange for shares of Free's common stock (pre-forward split) (the "Merger"); 2,215,803 shares were issued to the stockholders of DLI and 38,129 shares were issued into escrow to cover indemnification obligations, if any, of DLI. Merger Sub was merged with and into DLI. The separate existence of Merger Sub ceased, and DLI continued as the surviving corporation (the "Surviving Corporation"). Free subsequently changed its name to Digital Learning Management Corporation. Free issued an additional 38,129 shares into escrow to cover its own indemnification obligations. Immediately after the Merger was consummated and further to the Agreement, the controlling stockholder of Free cancelled 2,500,000 shares of Free's Common Stock held by him (the "Cancellation"). In addition, the Company issued an aggregate of 66,088 shares of its Common Stock to certain individuals identified by the Company's investment banker.

The stockholders of DLI as of the closing date of the Merger and after giving effect to the Cancellation, owned approximately 86.8% of Free’s common stock outstanding as of January 16, 2004. Each share of DLI’s common stock (an aggregate of 5,000,000 shares) was converted into one share of Free's common stock in the Merger at an exchange ratio of 1-to-.441606 (the "Exchange Ratio").

All options to purchase DLI’s common stock outstanding under DLI’s Stock Option Plan, options outstanding not under the option plan, all warrants to purchase the DLI’s common stock outstanding and the DLI’s Stock Option Plan itself will be assumed by Free. Each share of common stock to be issued upon exercise of said stock options or warrants shall be converted into Free common stock in accordance with the Exchange Ratio. The per share exercise price of said options and warrants shall be the exercise price before the merger divided by the Exchange Ratio.

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of DLI own a majority of the issued and outstanding shares of common stock of Free, and the directors and executive officers of DLI became the directors and executive officers of Free.

NOTE 11 – SUBSEQUENT EVENTS

On January 13, 2004, DLI entered into an agreement to acquire Software Education of America, Inc. (“SEA”). The closing of this transaction is still pending. In accordance with the agreement, DLI will assume liabilities totaling $512,576. In addition DLI will guaranty the release to the original shareholders the collateral provided by the original shareholders for securing a $70,000 letter of credit used instead of a bond per the requirements of the U.S. Department of Education. In addition DLI will grant to the original shareholders of SEA warrants to purchase 50,000 common shares of the Company at $3.00 and will expire five years from the closing of the transaction.

On April 28, 2004, the Company entered into an agreement to purchase Medical Career College, Inc. (“MCC”), a California Corporation. As consideration for all of the outstanding shares of MCC, the Company will pay $300,000 at closing and issue shares of common stock valued at $200,000. The market value of each common share shall be calculated as the average closing price of the share in the thirty-day period immediately preceding April 28, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

     This report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Digital Learning Management Corporation (formerly FreePCSQuote.Com, Inc.) (the “Company” “we” and “us”). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Overview

     Digital Learning Management Corporation, a Nevada corporation, incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to general significant revenues from operations through the end of fiscal 2003.

     An objective of management became the acquisition of an operating company with experienced management and the potential for profitable growth in exchange for our securities. Pursuant to this objective, on January 16, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we, through our wholly-owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”), acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) in exchange for shares of our Common Stock (the “Merger”). Upon consummation of the Merger, Aurangzeb Bhatti was named President and a Director, Umesh Patel was named Vice President and a Director and Al Jinnah was named Secretary. Eric Borgeson resigned as our President and sole Director.

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

Recent Events

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

     On March 19, 2004, we effectuated our name change from FreePCSQuote.Com, Inc. to Digital Learning Management Corporation and a 7.8680269:1 forward split of our Common Stock. In connection with the name change, our trading symbol on the Over-the-Counter Bulletin Board (“OTCBB”) changed from “FPQT” to “DGTL”.

Critical Accounting Policies

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

     Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our school. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. In the second quarter of 2004 we began to receive prepaid tuition. Prepaid tuition is the portion of payments received but not earned. This prepaid tuition will be reflected as a current liability in our consolidated balance sheets as this amount would be expected to be earned within the next twelve months from the date of prepayment.

     Marketing and Advertising Expense. Marketing and advertising costs are generally expensed as incurred. Marketing and advertising expenses consist primarily of training vouchers offered to students.

     Allowance for Doubtful Accounts. We currently do not maintain an allowance for doubtful accounts for estimated losses because to date all required payments with respect to student accounts are made by the employer of the students and are secured by letters of credit. However, this practice has changed commencing in the second quarter of 2004. We expect to maintain an allowance for doubtful accounts resulting from the inability, failure or refusal of our students to make required payments. We expect to determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We expect to generally write-off accounts receivable balances deemed uncollectible as they are sent to collection agencies.

     Intangible Assets. We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We have adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and do not amortize goodwill. We assign values to other intangible assets, such as curriculum, trade names and accreditation. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact the reported values of intangible assets which could result in future reductions to earnings and require adjustments to asset balances.

     Deferred Taxes. We currently have deferred income tax assets, which are subject to periodic recoverability assessments. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income reduced by deferred income tax liabilities. We evaluate the realizability of our deferred tax assets periodically.

     Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options issued to employees and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income. All stock options, stock appreciation rights or other common stock based securities granted are accounted for under fixed accounting and have an exercise price equal to the market value of the underlying common stock on the date of grant.

Results of Operations – Three Months Ended March 31, 2004 and 2003**

	Consolidated For the
	Three Months Ended
	March 31,
	2004	2003

	(Unaudited)	(Unaudited)

REVENUES	$998,255	$1,637,310

OPERATING EXPENSES:
Educational services	208,017	565,176
General and administrative	368,282	321,978
Depreciation expense	17,146	18,943
Marketing and advertising	230,213	409,081

Total operating expenses	823,658	1,315,178

INCOME FROM OPERATIONS	174,597	322,132

OTHER INCOME (EXPENSE)
Shell acquisition costs	(213,362)	—
Interest expense	(31,193)	(36,851)
Interest expense- non-cash beneficial conversion feature charge	(3,000,000)

Total other income (expense)	(3,244,555)	(36,851)

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,069,958)	285,281

Income tax (benefit) expense	(29,915)	111,382

NET INCOME (LOSS)	$(3,040,043)	$173,899

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND
DILUTED	$(0.15)	$0.01

Weighted Average Number of Common Shares Outstanding, Basic
and Diluted	20,103,981	17,372,839

**The results of operations for the period ended March 31, 2003 are those of Digital Learning, Inc., our wholly-owned subsidiary. Prior to the Merger with Digital Learning, Inc. described above, we had no significant operations to report.

Revenues

     Revenues decreased 39% to $998,225 in the first quarter of 2004 from $1,637,310 in the first quarter of 2003. The decrease was due in part to a decrease in student enrollment and the fact that revenues in the first quarter of 2003 included a transaction pursuant to which one of our customers had an extraordinary amount of funding available on a one-time basis to train a substantial number of students in that quarter – this sales opportunity accounted for $530,000 of the additional revenue for the first quarter of 2003, which was not repeated in 2004.

Operating Expenses

     Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased 37% to $823,658 in the first quarter of 2004 from $1.3 million in the first quarter of 2003. We expect operating expenses to increase as our revenue base expands and we strive to grow our operations.

     Educational services. Educational services expenses include direct operating expense of our school consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses decreased to 21% of revenues in the first quarter of 2004 from 35% of revenues for the first quarter of 2003. Educational services expenses decreased 63% to $208,017 in the first quarter of 2004 from $565,176 in the first quarter of 2003. The decrease in costs and on a percentage basis was due to lower contract instructor salaries and the aforementioned decline in revenues. We were able to obtain efficiencies by matching student demand for classes with contract instructors. We are generally able to incur contract instructor salaries when student demand is highest and obtain operating efficiencies in the management of our instructor related costs. We expect to incur increased educational services expenses as we grow our operations.

     General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 37% of revenues in the first quarter of 2004 from 20% in the first quarter of 2003. General and administrative expenses increased 15% to $368,282 in the first quarter of 2004 from $321,978 in the first quarter of 2003. The increase in dollars and on a percentage basis was primarily due to professional costs incurred in connection with our public reporting requirements and increased payroll and payroll related expenses. We expect general and administrative expenses to increase as we grow our infrastructure to support planned growth.

     Marketing and advertising. Marketing and advertising expenses as a percentage of revenue decreased to 23% in the first quarter of 2004 from 25% in the first quarter or 2003. Marketing and advertising expenses decreased 44% to $230,213 in the first quarter of 2004 from $409,081 in the first quarter of 2003. The decrease in dollars and on a percentage basis was primarily due to marketing efficiencies obtained as we negotiated more favorable marketing and advertising agreements. We expect marketing and advertising costs to increase as we support a higher level of growth.

     Income from operations. Income from operations decreased 46% to $174,597 in the first quarter of 2004 from $322,132 in the first quarter of 2003. As a percentage of revenues, income from operations decreased to 17% of revenues in the first quarter of 2004 from 20% of revenues for the first quarter of 2003. The decrease in dollars and on a percentage basis relates primarily to higher professional costs and lower customer enrollment offset by improved gross margins.

     Other Expense. Other expense increased to $3,244,555 in the first quarter of 2004, as compared to $36,851 in the first quarter of 2003. The increase was primarily due to $213,362 in acquisition costs incurred in connection with our reverse merger and $3,000,000 in interest expenses incurred in connection with our debenture financing completed in February 2004. We were required to take the $3,000,000 non-recurring, non-cash charge due to the beneficial conversion feature of these convertible notes. The value of the beneficial conversion feature was measured at the difference between the conversion price of the common stock issuable upon conversion of the debentures and the price of our common stock as quoted on the OTC Bulletin Board on the date of issuance of the debentures (in an amount not to exceed the proceeds from the sale of the debentures). We expect to incur interest expense during the time that the debentures remain outstanding.

     Net income (loss). We incurred a net loss of $3,040,043 in the first quarter of 2004, as compared to net income of $173,899 in the first quarter of 2003.

Seasonality and Other Factors Affecting Quarterly Results

     Our revenues normally fluctuate as a result of seasonal variations in our business. Historically, our school has had lower student populations in the first fiscal quarter than in the remainder of the year. We expect quarterly fluctuations in operating results as a result of many factors including acquisitions and new program introductions. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

     Historically, we have financed our cash flow requirements through the issuance of debt and equity securities and cash generated from operations. As of March 31, 2004 we had cash and cash equivalents of $1,981,865 as compared to $143,721 as of December 31, 2003.

     In February 2004, we issued $3,000,000 of seven-year convertible debentures bearing interest at 7% per annum. The debentures are convertible, at the holder’s option, into shares of our common stock at a rate of $0.4478 per share, entitling the holders to 6,699,833 shares of our common stock.

     We have a factoring agreement with PM Factors Bancorp to factor our accounts receivable up to $500,000. PM Factors Bancorp advances to us 80% of the accounts receivable that PM Factors Bancorp believes are eligible for factoring. The remaining balance is withheld as a reserve against possible non-collectible accounts. A finance fee of .76% per ten-day period on the face value of each account as long as the account remains unpaid will be charged, accruing on the purchase date. We owed $106,933 to PM Factors Bancorp at March 31, 2004, which represented factored receivables of $133,666. This balance was paid off in May 2004.

     Cash flows used in operating activities amounted to $283,136 in the first three months of 2004 compared to $22,972 in the same period of 2003. The increase was primarily due to increases in accounts receivable and the decrease in income taxes payable.

     Cash flows used in investing activities amounted to $507,059 in the first three months of 2004 compared to $32,700 in the first three months of 2003. The increase was primarily due to advances to acquisition target of $379,989 and purchases of equipment of $127,070. We expect capital expenditures to be approximately $1,000,000 for the balance of 2004.

     Cash flows provided by financing activities for the first three months of 2004 was $2,628,339 compared to $4,398 for the first three months of 2003. The increase was due primarily to proceeds of $3,000,000 from the sale of convertible debentures in February 2004.

     We believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements though at least 2004. If our cash needs exceed our current expectations we may need to raise additional capital through public or private equity offerings or debt financings. If cash generated from operations is insufficient to satisfy our liquidity requirements and we cannot raise needed funds on acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

     On January 16, 2004, we entered into an Agreement and Plan of Merger, pursuant to which we, through our wholly-owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation, acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) in exchange for shares of our Common Stock (the “Merger”). Following the Merger, we altered our business strategy and are now a for-profit continued education company. The following risk factors reflect this new business strategy.

Risks Related To Our Business

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

Failure to adequately respond to changes in market need and technologies could have a material adverse effect on our business and results of operations.

     Many prospective employers of our graduates increasingly demand that their entry-level employees possess practical technological or professional skills. Education programs at our schools must keep pace with such shifting requirements. Our inability to adequately respond to change in market requirements due to financial constraints, technological change or other factors could have a material averse effect on our business and results of operations.

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

     Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against he threat of these security breaches or to alleviate problems caused by these breaches.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

     In some instances, our instructors may post various articles or other third-party content on the class discussion board. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. We cannot assure you that a third party will not raise a claim against us for the unauthorized duplication of this material. Any such claim could subject us to costly litigation and impose a significant strain on its financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover or be adequate or potential claims of this type and we may be required to alter the content of its classes or pay financial damages.

We cannot predict our future capital needs, and may not be able to secure additional financing.

     We will likely need to raise additional funds in the future to fund our operations, to expand our markets and product offerings, or to respond to competitive pressures or perceived opportunities. We cannot assure you that additional financing will be available on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue operations, our ability to increase enrollments and revenues maybe adversely affected.

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

Risks Related To Our Industry

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

Risks Related To Our Capital Structure

There is no assurance of an established public trading market.

     Although our Common Stock trades on the OTCBB a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

  the issuance of new equity securities;
  changes in interest rates;
  competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
  variations in quarterly operating results;
  change in financial estimates by securities analysts;
  the depth and liquidity of the market for our Common Stock;
  investor perceptions of our company and the technologies industries generally; and
  general economic and other national conditions.

Our Common Stock could be considered a “penny stock.”

     Our Common Stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

     Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transaction in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 3. Controls and Procedures

     As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities and Use of Proceeds

      On January 16, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we, through our wholly-owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”), acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) for shares of our Common Stock; 2,215,803 pre-split shares were issued to the holders of DLI stock and 38,129 pre-split shares were issued into escrow to cover indemnification obligations, if any, of DLI. In addition, we issued an aggregate of 66,088 pre-split shares of our Common Stock to certain individuals identified by DLI’s investment banker. The transaction was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

     On February 27, 2004, we completed a $3.0 million offering of convertible notes through a private placement to affiliated entities of Renaissance Capital. The notes are convertible into an aggregate of 6,699,833 shares of our Common Stock.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herewith:

	2.1	Agreement and Plan of Merger dated as of January 16, 2004 (incorporated by reference to Form 8-K filed January 30, 2004).

	4.1	7.00% Convertible Debenture dated as of February 27, 2004 (incorporated by reference to Form 8-K filed March 11, 2004).

	4.2	7.00% Convertible Debenture dated as of February 27, 2004 (incorporated by reference to Form 8-K filed March 11, 2004).

	4.3	7.00% Convertible Debenture dated as of February 27, 2004 (incorporated by reference to Form 8-K filed March 11, 2004).

	10.1	Convertible Loan Agreement dated as of February 27, 2004 (incorporated by reference to Form 8-K filed March 11, 2004).

	31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the
Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the
Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed on January 30, 2004 reporting Items 1, 2 and 7.

Form 8-K filed on March 11, 2004 reporting Items 5 and 7.

Form 8-K filed March 19, 2004 reporting Items 5 and 7.

Form 8-K/A filed March 30, 2004 reporting Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004	DIGITAL LEARNING MANAGEMENT
CORPORATION

/s/ Aurangzeb Bhatti

Aurangzeb Bhatti
President
(Duly Authorized Officer and Principal Executive
Officer)

/s/ Umesh Patel

Umesh Patel
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)