Form 10QSB
period 2004-06-30
DIGITAL LEARNING
filed 2004-08-17
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26293

DIGITAL LEARNING MANAGEMENT CORPORATION
 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0420306 (I.R.S. Employer Identification No.)

19950 Mariner Avenue Torrance, California (Address of principal executive offices)	90503 (Zip Code)

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
Yes ☐  No ☒

There were 20,103,981 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of July 15, 2004.

Transitional Small Business Disclosure Format (check one):     Yes ☐  No ☒

DIGITAL LEARNING MANAGEMENT CORPORATION
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL LEARNING MANAGEMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,446,980	$143,721
Accounts receivable, net	1,466,551	640,806
Advances to acquisition target	65,408	—
Prepaid expenses	21,990	80,330
Inventory	12,220	—
Deferred offering costs	43,220	—
Income tax refund receivable	94,459	—
Other current assets	15,675	—

Total current assets	3,166,503	864,857

PREPAID LOAN FEES	342,460	—

PROPERTY AND EQUIPMENT, net	361,944	116,679

GOODWILL	25,000	25,000

ACQUIRED DEFICIT IN VARIABLE INTEREST ENTITY	979,276	—

OTHER ASSETS	56,996	33,227

	$4,932,179	$1,039,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$493,603	$185,790
Accrued compensation	225,269	250,000
Accounts payable and accrued interest, related party	317	3,009
Unearned tuition	205,730	—
Line of credit	182,500	—
Notes payable related parties	128,333	—
Income taxes payable	98,413	151,407
Net deferred tax liability	30,547	80,842

Total current liabilities	1,364,712	671,048

CONVERTIBLE NOTES PAYABLE	3,000,000	—

	4,364,712	671,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock in escrow	(232,587)	—

Common stock, $.001 par value, 75,000,000 shares authorized, 20,103,981 and 17,372,839 shares issued and outstanding, respectively	20,104	10,501
Additional paid-in capital	3,338,864	6,000
Retained earnings (deficit)	(2,558,914)	352,214

Total Stockholders’ Equity	567,467	368,715

	$4,932,179	$1,039,763

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL LEARNING MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(unaudited)		(unaudited)

REVENUES	$1,467,342	$1,295,710	$2,465,597	$2,933,020

OPERATING EXPENSES:
Educational services	240,739	400,609	448,756	965,785
General and administrative	616,150	222,613	984,432	544,591
Depreciation expense	35,780	19,265	52,926	38,208
Marketing and advertising	348,385	376,244	578,598	785,325

Total operating expenses	1,241,054	1,018,731	2,064,712	2,333,909

INCOME FROM OPERATIONS	226,288	276,979	400,885	599,111

OTHER INCOME (EXPENSE)
Shell acquisition costs	—	—	(213,362)	—
Interest expense	(65,622)	(27,725)	(96,815)	(64,576)
Interest expense – non-cash beneficial conversion feature charge	—	—	(3,000,000)	—

Total other income (expense)	(65,622)	(27,725)	(3,310,177)	(64,576)

NET INCOME (LOSS) BEFORE INCOME TAXES	160,666	249,254	(2,909,292)	534,535

Income tax (benefit) expense	31,691	62,637	1,836	174,019

NET INCOME (LOSS)	$128,975	$186,617	$(2,911,128)	$360,516

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.01	$0.01	$(0.14)	$0.02

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$0.01	$0.01	$(0.14)	$0.02

Weighted Average Number of Common Shares Outstanding, Basic	20,103,981	17,372,839	20,103,981	17,372,839

Weighted Average Number of Common Shares Outstanding, Diluted	20,569,610	17,372,839	20,103,981	17,372,839

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL LEARNING MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2004	2003

	(Unaudited)	(Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$(2,911,128)	$360,516
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	52,926	38,208
Common stock issued for services	—	10,500
Warrants issued in shell acquisition	109,880	—
Bad debt	—	(271,040)
Beneficial conversion feature	3,000,000	—
Deferred income taxes	(50,295)	85,868
Changes in assets and liabilities:
Accounts receivable	(524,909)	643,947
Prepaid expenses	61,416	(63,108)
Income tax refund receivable	(94,459)	—
Other current assets	1,000	—
Inventory	(12,941)	—
Other assets	—	—
Accounts payable and accrued expenses	29,796	68,912
Accrued expenses, related party	(2,692)	63,482
Due to factor	—	(353,709)
Accrued compensation	(69,700)	—
Unearned tuition	(73,381)	—
Income taxes payable	(52,994)	79,351

Net cash provided by (used in) operating activities	(537,481)	662,927

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of subsidiary	—	(25,000)
Cash acquired in variable interest entity	64,574	—
Cash advanced to VIE prior to gaining control	(490,922)	—
Issuance of note receivable related party	—	(600,000)
Advances to acquisition target	(65,408)	—
Purchase of equipment and software development	(269,657)	(7,700)

Net cash (used in) investing activities	(761,413)	(632,700)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from loans and note payable, related party	—	3,376
Proceeds from line of credit	300,000	—
Payments on line of credit	(312,167)	—
Proceeds from convertible notes payable	3,000,000	—
Payment for deferred offering costs	(43,220)	—
Payment for prepaid loan fees	(342,460)	—

Net cash provided by financing activities	2,602,153	3,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,303,259	33,603
CASH AND CASH EQUIVALENTS, beginning of period	143,721	125,992

CASH AND CASH EQUIVALENTS, end of period	$1,446,980	$159,595

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$65,622	$80,123

Income taxes	$199,000	$—

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

Principles of Consolidation
The consolidated financial statements include the accounts of the following entities, collectively referred to as “Company” or “DGTL”. All significant inter-company transactions have been eliminated.

Digital Learning Management Corporation	Corporation
Digital Learning Institute, Inc.	Corporation
Webvision Internet Works, Inc.	Corporation
McKinley Educational Services, Inc.	Corporation
Digital Knowledge Works, Inc. (2004)	Corporation
Coursemate, Inc. (2004)	Corporation
Software Education of America, Inc. (2004)	Corporation

Digital Learning Institute, Inc. acquired FreePCSQuote.com, Inc. on January 16, 2004 in a reverse merger (see Note 12). The financial statements in the filings of FreePCSQuote.com, Inc. became those of Digital Learning Institute, Inc. In addition on March 19, 2004, FreePCSQuote.com, Inc. changed its name to Digital Learning Management Corporation. Thus, the financial statements are still those of “Digital Learning Institute, Inc.”

Digital Learning Institute, Inc. (“DLI”) acquired Webvision Internet Works, Inc. on January 1, 2003 through transfer of ownership and is now a wholly owned subsidiary. McKinley Educational Services, Inc. was acquired on March 7, 2003 and Digital Knowledge Works, Inc. and Coursemate, Inc. were acquired on November 6, 2003 and all are wholly-owned subsidiaries of Digital Learning Institute, Inc.

DLI entered into an agreement to acquire Software Education of America, Inc. (“SEA”) on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education (“BPPVE”) and the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”). The BPPVE approval was received during the quarter ended June 30 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004.

Description of Business
The Company’s primary business is the operation of post-secondary education training primarily in the business, information technology, telecommunications and other trade fields, offering certificates, degrees and college credits through strategic partners. As of June 30, 2004, the Company operated two schools in California with students from around the world. Revenues generated from these schools consist primarily of tuition and fees paid by students or their employers, generally from public universities and large corporations.

In March 2003, DLI purchased all of the outstanding stock of McKinley Educational Services, Inc. for $25,000. McKinley Educational Services, Inc. dba McKinley University operates as a post-secondary educational institution. As of June 30, 2004, operations were minimal.

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

On May 1, 2004, pending final change-of-control approval from ACCSCT, DLI assumed responsibility for conducting all SEA sales and for providing funding for SEA operations. Even though both parties had irrevocably committed to consummating the transaction, it was not technically consummated because SEA’s application for approval with ACCSCT to change control was not approved until July 1, 2004 when the acquisition closed. SEA operates post-secondary education training primarily in the business, information technology and vocational fields.

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

Goodwill
Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 (“Goodwill and Other Intangible Assets”) and SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company has evaluated its goodwill for impairment and has determined as of June 30, 2004 that no impairment charge should be recognized at this time.

Marketing and Advertising Costs
Marketing and advertising costs are charged to expense during the period incurred. These costs arise primarily from training vouchers offered to students.

Revenue Recognition
Revenues consist primarily of tuition and fees derived from courses taught in the Company’s schools. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks for DLI and up to six months for SEA). Tuition is billed after the course has been completed. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. In the second quarter of 2004, the Company began to receive unearned tuition. Unearned tuition is the portion of payments received but not earned. This unearned tuition will be reflected as a current liability in the Company’s consolidated balance sheets as this amount would be e xpected to be earned within the next 12 months from the date of prepayment.

Allowances for Doubtful Accounts
The Company does not maintain an allowance for doubtful accounts for estimated losses because to date all required payments with respect to student accounts are made by the employer of the students and are secured by letters of credit. However, this practice has changed commencing in the second quarter of 2004. The Company expects to maintain an allowance for doubtful accounts resulting from the inability, failure or refusal of our students to make required payments. The Company expects to determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. The Company expects to generally write-off accounts receivable balances deemed uncollectible as they are sent to collection agencies.

Educational Services
Educational services include direct operating expenses of the school consisting primarily of contract salaries, occupancy and supplies.

Earnings Per Common Share
The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note 10).

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense was $35,780 and $19,265 for the three months ended June 30, 2004 and 2003, respectively, and was $52,926 and $38,208 for the six months ended June 30, 2004 and 2003, respectively.

Facilities
The Company leases office space owned by a related party. Rent expense was $55,500 and $37,500 for the three months ended June 30, 2004 and 2003, respectively, and was $111,000 and $75,000 for the six months ended June 30, 2004 and 2003, respectively.

The Company also rented classrooms from an unrelated university on an “as needed basis”. Rent expense was $9,813 and $9,569 for the three months ended June 30, 2004 and 2003, respectively, and was $19,154 and $18,682 for the six months ended June 30, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, notes payable – related parties, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Concentrations of Risk
The Company maintains all cash and cash equivalents in financial institutions, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Three customers accounted for 93% and two customers accounted for 81% of sales during the six months ended June 30, 2004 and 2003, respectively. The same three customers accounted for 98% of accounts receivable at June 30, 2004.

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

Software Development Costs
The Company has developed software to enable students to access and take online classes. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). The Company capitalized $215,078 of software development costs at June 30, 2004.

Inventory
Inventory primarily consists of books and course material purchased for resale to students. Inventory is accounted for on a first-in-first-out basis.

Recently Issued Accounting Pronouncements
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

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs In curred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has adopted SFAS 146 and its adoption did not have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Pros pective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 and its adoption did not have a material effect on the financial statements.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

June 30, 2004

Computers and office equipment	$845,306
Furniture and fixtures	86,669
Leasehold improvements	35,619
Software	262,233

1,229,827

Less accumulated depreciation	867,883

Net Property and Equipment	$361,944

NOTE 3 - ACQUIRED DEFICIT IN VARIABLE INTEREST ENTITY

The Company accounts for its relationship with SEA as a variable interest entity (“VIE”). A VIE is an entity that is subject to consolidation according to the provisions of Financial Accounting Standards Board Interpretation number 46 –“Consolidation of Variable Interest Entities” (“FIN 46”).  The Company gained control of SEA by means other than stock ownership; therefore, SEA must be consolidated as a variable interest entity. FIN 46 requires the Company to value the assets and liabilities of the VIE at their fair values at the date the Company becomes the primary beneficiary of the VIE, which occurred for the Company on May 1, 2004. The provisions of FIN 46 require the Company to follow Financial Accounting Standards Board Statement Number 141 Business Combinations (“FASB 141”) for valuing the excess of the fair value of the  liabilities over the assets. The Company has an excess of liabilities acquired over the assets acquired from SEA. Subsequent to June 30, 2004 SEA became a wholly owned subsidiary of the Company and is no longer a VIE. The Company has recorded the excess of the liabilities of SEA over the assets of SEA as acquired deficit in variable interest entity. This amount will be adjusted and become part of the intangible assets, including licenses and accreditations, upon consolidation as a wholly owned subsidiary subsequent to June 30, 2004.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties as of June 30, 2004 relate to debt acquired from SEA and consist of two unsecured, non-interest bearing notes payable to two stockholders totaling $58,333 due January 15, 2005. Also included in notes payable are two $35,000 non-interest bearing notes payable to the same two stockholders that are secured by two certificates of deposit and are due on demand.

NOTE 5 - LINE OF CREDIT

The line of credit was acquired from SEA and converted into a term loan payable with interest at the prime rate plus 3.5% (7.75% as of June 30, 2004) secured by all assets of SEA and guaranteed by the owners of SEA. This loan is payable in monthly principal payments of $6,083 plus interest until November 15, 2006, at which time all unpaid principal and accrued interest is due. As a result of the purchase of SEA subsequent to June 30, 2004, a technical event of default occurred with this note. Management is negotiating with the bank to resolve this default.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004 and 2003, DLI paid a related party $85,000 and $30,000 respectively, for legal services, including 300,000 shares of common stock issued January 23, 2003 for legal services valued at $3,000.

During the six months ended June 30, 2004 and 2003, DLI paid related parties $0 and $219,996, respectively, for commissions and contract services.

During the six months ended June 30, 2004 and June 30, 2003, DLI paid a former related party $53,750 and $52,000, respectively, for marketing and advertising services. During the six months ended June 30, 2003 DLI issued 750,000 shares of common stock to this former related party for consulting services valued at $7,500. The former related party, as trustee of the shares, transferred his common stock to unrelated parties on September 30, 2003 and is no longer considered a related party for all subsequent periods.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On January 20, 2004, the Company retained the services of a new Vice-President of Finance on a consultancy basis. On May 1, 2004, this individual became a full-time employee. As an incentive to join the Company, this individual was granted options to purchase 100,000 post-split shares of common stock to vest over a four-year period at the rate of 25,000 shares per annum. The first 25,000 options vested on January 20, 2004. The exercise price of these options is $0.38 per share. These options were granted under the Digital Learning Institute, Inc. 2003 Stock Incentive Plan.

On January 6, 2004, DLI entered into an amendment to an engagement agreement with Westpark Capital, Inc. (“Westpark”) dated February 19, 2003. In accordance with the amendment, Westpark was retained as the Company’s investment banker relating to matters associated with the Company’s proposed financing of $3,000,000. The Company paid 6% of the funds raised and a $6,000 monthly retainer due each month for the term of the agreement. The Company closed on the financing of $3,000,000 and paid $213,362 in costs associated with the raising of funds to Westpark and other companies (see Note 9).

On January 6, 2004, DLI entered into a separate engagement agreement with Westpark to retain Westpark as DLI’s investment banker in respecting matters relating to the DLI’s proposed acquisition of and merger with a publicly traded shell company. The closing of the purchase of the shell company closed on January 16, 2004. DLI paid $70,000 and granted warrants for the purchase of 670,000 shares of common stock of the Company. The warrants are exercisable at $0.45 per share for a period of five years. The Warrants were valued at $109,880, the fair value using the Black-Scholes European Pricing Model. The average risk rate used was 2.9%, volatility was estimated at 50% and the expected life was five years. Based upon the closing of the transaction, the Company will retain Westpark as its consultant for a period of not less than 12 months and will pay Westpark $9,000 per m onth for these consulting services. These payments are being capitalized as defferred offering costs as they are payments towards a future offering. In addition, Westpark now holds one seat on the Board of Directors. As discussed in Note 12, this transaction closed on January 16, 2004.

On May 1, 2004 we agreed to retain the public relation firm of Cynapsys, Inc. for a period of one year to manage the Company’s Investor and Public Relations Department. The Company has agreed to pay $5,000 a month for services of Cynapsis, Inc. The contract can be cancelled on 30-day notice.

On June 21, 2004, the Company entered into a Reseller Agreement with Medcom, Inc. (“Medcom”), which is an online content and course provider of continuing education courses for Allied Health Professionals. It also develops and markets courses in electronic form for training of nurses and other Allied Health Professionals. Under the agreement, the Company will be entitled to provide these courses to its students online for a predetermined royalty fee. The Company will utilize its propriety Learning Management System to disseminate these courses to its students. Medcom’s courses and methods are approved and accredited by the American Nurses Credentialing Center’s Commission for mandatory nurse continuing education.

On June 23, 2004, we entered into a Reseller Agreement with ComputerPREP, Inc., a division of ProsoftTraining(“ComputerPREP”). ComputerPREP is an online content and course provider for information technology training to businesses and individuals. It develops and markets courses in electronic form. Under the Agreement, the Company will be entitled to market these courses to its students on the Internet for a predetermined royalty fee. The Company will utilize its proprietary Learning Management System to train its students using the ComputerPREP courseware.

NOTE 8 – COMMON STOCK

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

In connection with the closing of the merger, the Company issued 600,000 post split shares (76,258 pre- split shares) of common stock into escrow to cover any indemnification costs. The stock was valued at $232,587, the fair value of the common stock on the date the merger closed.

Upon completion of the merger and completion of the forward split, the Company has 410,000 outstanding options, which can be redeemed for equal number common shares of the Company. These options have an expiration date of January 20, 2007. 335,000 of these options are fully vested and are redeemable at the exercise price of $0.38 per share. There are also an additional 85,500 fully vested stock options, which are redeemable at $2.00 per share. These options do not have an expiration date. These options were granted under the Digital Learning Institute, Inc. 2003 Stock Incentive Plan.

The Company has also issued warrants to purchase common shares of the Company as follows:
  50,000 at $1.00 per share and expiring on September 30, 2008;
  670,000 at $0.45 per share and expiring on January 16, 2009; and
  50,000 at $3.00 per share and expiring January 13, 2009.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND THE RESULTING NON-CASH BENEFICIAL CONVERSION FEATURE CHARGE

On February 27, 2004, the Company raised a total of $3,000,000 from three investors in an offering of 7% convertible debenture notes through a private placement. The terms of the debentures are for a period of seven years. Interest accrues at 7% per annum and is due and payable monthly beginning April 1, 2004.   The debentures mature on February 27, 2011, at which time all remaining unpaid principal and interest will be payable in full. If the debentures are not sooner redeemed or converted, as provided in the loan, commencing February 27, 2007 and continuing on the first day of each successive month prior to maturity, the Company will pay to the lenders monthly principal installments of $10 per $1,000 of the then remaining principal balance. These debentures are convertible, at the holder’s option, into common stock at a rate of $0.4478 per share, entitling the holde rs to 6,699,833 shares of the Company’s common stock.

These debentures are immediately convertible and therefore the Company has expensed the calculated value of the beneficial conversion feature, as a one-time non-cash debenture interest expense of $3,000,000 and a one time non-cash increase in additional paid-in capital during the three months ended March 31, 2004. Management believes that the value assigned to the beneficial conversion feature is the result of assuming that the closing market price on the day of issuance reflects the true fair value of the Company’s common stock.

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

NOTE 10 – EARNINGS PER SHARE

EARNINGS PER SHARE
	For the three months ended June 30,2004			For the six months ended June 30,2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income (loss) available to common stockholders	$128,975	20,103,981	$0.01	$(2,911,128)	20,103,981	$(0.14)
Effect of dilutive securities	—	465,629	—	—	—	—

Diluted EPS
Income (loss) available to common stockholders	$128,975	20,569,610	$0.01	$(2,911,128)	20,103,981	$(0.14)

EARNINGS PER SHARE
	For the three months ended June 30,2003			For the six months ended June 30,2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$186,617	17,372,839	$0.01	$360,516	17,372,839	$0.02
Effect of dilutive securities	—	—	—	—	—	—

Diluted EPS
Income available to common stockholders	$186,617	17,372,839	$0.01	$360,516	17,372,839	$0.02

NOTE 11 – INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

	June 30,	December 31,
	2004	2003

Total deferred tax assets	$67,793	$168,970
Total deferred tax liability	(98,340)	(249,812)

Net deferred tax liability	$(30,547)	$(80,842)

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:
	June 30,	December 31,
	2004	2003

Temporary differences:
Property and equipment	$(31,874)	$(8,868)
Other	(66,466)	—
Accrued compensation	67,793	94,000
Accounts receivable	—	(240,943)
Prepaid expenses	—	4,101
Accounts payable and accrued expenses	—	69,856
Accounts payable, related parties	—	1,012
Net operating loss carry-forward	—	—

	$(30,547)	$(80,842)

The components of deferred income tax expense (benefit) were as follows:
	June 30,	December 31,
	2004	2003

Temporary differences:
Property and equipment	$23,006	$(1,435)
Other	—	—
Interest stockholders	—	5,846
Accrued compensation	26,207	(22,560)
Accounts receivable	(240,943)	138,994
Prepaid expense	4,101	(73,085)
Accounts payable and accrued expenses	69,857	(1,804)
Accounts payable, related parties	1,011	(36,005)
Net operating loss carry-forward	—	92,631

	$(116,761)	$102,582

The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

	June 30,	June 30,
	2004	2003

Tax expense (benefit) at federal statutory rates	$(962,806)	$178,750
Other	49,150	973
Depreciation expense	(20,803)	(3,943)
California income tax expense	(10,200)	—
Meals and entertainment	1,175	—
Officers life insurance	4,722	—
Beneficial conversion facture	1,020,000	—
Stock based compensation	37,359	—
Accrual to cash conversion	—	50,020
Net operating loss carry-forward	—	(137,649)

	$118,597	$88,151

Income tax expense (benefit) consists of the following for the six months ended:
	June 30,	June 30,
	2004	2003

Current	$118,597	$88,151
Deferred	(116,761)	85,868

	$1,836	$174,019

NOTE 12 – MERGER WITH FREEPCSQUOTE.COM, INC.

On January 16, 2004, DLI, FPQT Acquisition Corporation, a Nevada corporation ("Merger Sub") and FreePCSQuote.com, Inc., a publicly held Nevada corporation ("Free"), entered into an Agreement and Plan of Merger (the "Agreement"). Free, through its wholly-owned subsidiary, Merger Sub, acquired DLI in exchange for shares of Free's common stock (pre-forward split) (the "Merger"); 2,215,803 shares were issued to the stockholders of the DLI and 38,129 shares were issued into escrow to cover indemnification obligations, if any, of DLI. Merger Sub was merged with and into DLI. The separate existence of Merger Sub ceased, and DLI continued as the surviving corporation (the "Surviving Corporation"). Free subsequently changed its name to Digital Learning Management Corporation. Free issued an additional 38,129 shares into escrow to cover its own indemnification obligations. Imm ediately after the Merger was consummated and further to the Agreement, the controlling stockholder of Free cancelled 2,500,000 shares of Free's Common Stock held by him (the "Cancellation"). In addition, the Company issued an aggregate of 66,088 shares of its Common Stock to certain individuals identified by the Company's investment banker.

The stockholders of DLI as of the closing date of the Merger, and after giving effect to the Cancellation, owned approximately 86.8% of Free’s common stock outstanding as of January 16, 2004. Each share of DLI’s common stock (an aggregate of 5,000,000 shares) was converted into one share of Free's common stock in the Merger at an exchange ratio of 1-to-.441606 (the "Exchange Ratio").

All options to purchase DLI’s common stock outstanding under DLI’s Stock Option Plan, options outstanding not under the option plan, all warrants to purchase the DLI’s common stock outstanding and the DLI’s Stock Option Plan itself were assumed by Free. Each share of common stock to be issued upon exercise of said stock options or warrants shall be converted into Free common stock in accordance with the Exchange Ratio. The per share exercise price of said options and warrants shall be the exercise price before the merger divided by the Exchange Ratio.

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of DLI own a majority of the issued and outstanding shares of common stock of Free, and the directors and executive officers of DLI became the directors and executive officers of Free.

NOTE 13 – SUBSEQUENT EVENTS

On January 13, 2004, DLI entered into an agreement to acquire Software Education of America, Inc. (“SEA”). The final closing of this transaction occurred on July 1, 2004. In accordance with the agreement, DLI assumed liabilities totaling $512,576. In addition, DLI guaranteed the release to the original shareholders for collateral provided by the original shareholders for securing a $70,000 letter of credit used instead of a bond per the requirements of the U.S. Department of Education. In addition, the Company granted to the original shareholders of SEA warrants to purchase 50,000 shares of common stock at $3.00 per share (see Note 8). These warrants will expire on January 13, 2009. After the approval to the change-of-control by the Bureau of Private Postsecondary Vocational Education, and to secure the funding advanced to SEA, DLI by agreement with SEA ass umed responsibi lity for all SEA sales and expenses pending final closing of the Agreement after formal approval to the acquisition was forthcoming from ACCSCT. This approval was granted on July 1, 2004 and the formal closing was completed on the same day. The total cost of this acquisition is expected to be around $ 900,000.

On April 28, 2004, the Company entered into an agreement to purchase Medical Career College, Inc. (“MCC”), a California corporation. As consideration for all of the outstanding shares of MCC, the Company agreed to pay $300,000 at closing and issue shares of common stock valued at $200,000. The market value of each common share was calculated to be $1.59 per share based as the average closing price of the share in the 30-day period immediately preceding April 28, 2004. On June 29, 2004, this agreement lapsed. The Company is now in further negotiations to determine if the transaction can be revived.

On April 30, 2004, the Company entered into an agreement to acquire Global Computer Systems, Inc. (dba “Techconsults.net”). Closing of this transaction is still pending. Under the terms of the agreement, the Company will assume liabilities totaling $99,145. In addition, the Company will issue to the shareholders of Techconsults.net 100,000 shares of common stock and to pay to the majority shareholder/Chief Executive Officer/President the sum of $200,000. This payment is contingent on this individual continuing to manage the business and achieving target revenues of $1.7 million in 15 months with a 20% gross profit margin. The sum is subject a proportional percentage adjustment downwards if revenues of Techconsults.net does not meet the target figures in the 15-month period. Techconsults.net’s business consists of developing Information Technology cours es and marketin g them to business customers for employee training programs and to universities for educational training of their students.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements

This report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Digital Learning Management Corporation (formerly FreePCSQuote.Com, Inc.) (the “Company” “we” and “us”). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, thes e assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

We are looking to increase our enrollment base, add to our curriculum offerings and supplement our accreditations offerings through our recent acquisition of McKinley and SEA, as well as additional planned acquisitions of small vocational schools. The acquisition gives us more breadth in course offerings through the school’s accreditations and business class offerings while using its scaleable education software application to conduct courses over the Internet.

Recent Events

On April 30, 2004, we entered into an agreement to acquire all the outstanding shares of Global Computer Systems, Inc. (“Techconsults.net”). Techconsults.net develops and markets Informational Technology training courses to business organizations and universities. This transaction will close in the third quarter of this year. We are awaiting receipt of the approval to the change ownership that will result from this acquisition from the California Bureau of Private Postsecondary Vocational Education. Although we anticipate no impediment to obtaining approval to the change-in-control application that would result from the acquisition, we intend to waive the approval condition and formally close this transaction irrespective of whether such approval is received.

On May 1, 2004, we agreed to retain the public relation firm of Cynapsys, Inc. for a period of one year to manage our Investor and Public Relations Department. We have agreed to pay $5,000 a month for the services of Cynapsis, Inc. The contract can be cancelled on 30-day notice.

On May 1, 2004, we assumed responsibility for expenses related to the operations of Software Education of America, Inc. (“SEA”), including sales and marketing expenses. This action was undertaken primarily to secure our working capital advances made to SEA. The formal closing of our acquisition of SEA occurred on July 1, 2004 after receipt of approval of the acquisition from the Accrediting Commission of Career Schools and Colleges of Technology. These approvals will make it possible for our students to qualify for various financial assistance/ loans under Federal/State programs and from private funding sources.

On June 21, 2004, we entered into a Reseller Agreement with Medcom, Inc. (“Medcom”), which is an online content and course provider of continuing education courses for Allied Health Professionals. It also develops and markets courses in electronic form for training of nurses and other Allied Health professionals. Under the agreement, we will be entitled to provide these courses to its students online for a predetermined royalty fee. We will utilize our propriety Learning Management System to disseminate these courses to our students. Medcom’s courses and methods are approved and accredited by the American Nurses Credentialing Center’s Commission for mandatory nurse continuing education.

On June 23, 2004, we entered into a Reseller Agreement with ComputerPREP, Inc., a division of ProsoftTraining(“ComputerPREP”). ComputerPREP is an online content and course provider for Information technology training to Business and individuals. It develops and markets courses in electronic form. Under the agreement, we will be entitled to market these courses to our students on the Internet for a predetermined royalty fee. We will utilize our proprietary Learning Management System to train our students using the ComputerPREP courseware.

Our agreement to acquire Medical Career College (“MCC”) lapsed on June 29, 2004. We are in the process of renegotiating the agreement and cannot determine at this time whether an agreement will result.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our school. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. In the second quarter of 2004 we began to receive prepaid tuition. Prepaid tuition is the portion of payments received but not earned. This prepaid tuition will be reflected as a current liability in our consolidated balance sheets as this amount would be expected to be earned within the next 12 mo nths from the date of prepayment.

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

Results of Operations – Three and Six Months Ended June 30, 2004 and 2003**
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

REVENUES	$1,467,342	$1,295,710	$2,465,597	$2,933,020

OPERATING EXPENSES:	240,739	400,609	448,756	965,785
Educational services	616,150	222,613	984,432	544,591
General and administrative	35,780	19,265	52,926	38,208
Depreciation expense	348,385	376,244	578,598	785,325

Marketing and advertising
Total operating expenses	1,241,054	1,018,731	2,064,712	2,333,909

INCOME FROM OPERATIONS	226,288	276,979	400,885	599,111

OTHER INCOME (EXPENSE)
Shell acquisition costs	—	—	(213,362)	—
Interest expense	(65,622)	(27,725)	(96,815)	(64,576)
Interest expense — non-cash beneficial conversion feature charge	—	—	(3,000,000)	—

Total other income (expense)	(65,622)	(27,725)	(3,310,177)	(64,576)

NET INCOME (LOSS) BEFORE INCOME TAXES	160,666	249,254	(2,909,292)	534,535
Income tax (benefit) expense	31,691	62,637	1,836	174,019

NET INCOME (LOSS)	$128,975	$186,617	$(2,911,128)	$360,516

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.01	$0.01	$(0.14)	$0.02

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$0.01	$0.01	$(0.14)	$0.02

Weighted Average Number of Common Shares Outstanding, Basic	20,103,981	17,372,839	20,103,981	17,372,839

Weighted Average Number of Common Shares Outstanding, Diluted	20,569,610	17,372,839	20,103,981	17,372,839

**The results of operations for the period ended June 30, 2003 are those of Digital Learning, Inc., our wholly-owned subsidiary. Prior to the Merger with Digital Learning, Inc. described above, we had no significant operations to report.

Three Months Ended June 30, 2004 and 2003

Revenues

        Revenues increased by 13% to $1,467,342 in the second quarter of 2004 from $1,295,710 in the second quarter of 2003. The increase was due in part to an increase in student enrollment, the addition of Foundation College as a new customer and the consolidation of SEA revenues from May 1, 2004. Revenue increased by 47% to $1,467,342 in the second quarter of 2004 from $998,225 in the first quarter of 2004.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses increased 22% to $1,241,054 in the second quarter of 2004 from $1,018,731 in the second quarter of 2003. We expect operating expenses to continue to increase as our revenue base expands and we strive to grow our operations.

Educational services. Educational services expenses include direct operating expense of our school consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses decreased to 16% of revenues in the second quarter of 2004 from 31% of revenues for the second quarter of 2003. Educational services expenses decreased 40% to $240,739 in the second quarter of 2004 from $400,609 in the second quarter of 2003. The decrease in costs and on a percentage basis was due to lower contract instructor salaries and we were able to obtain efficiencies by matching student demand for classes with contract instructors. We are generally able to incur contract instructor salaries when student demand is highest and obtain operating efficiencies in th e management of our instructor relate d costs. We expect to incur increased educational services expenses as we grow our operations.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 42% of revenues in the second quarter of 2004 from 17% in the second quarter of 2003. General and administrative expenses increased 177% to $616,150 in the second quarter of 2004 from $222,613 in the second quarter of 2003. The increase in dollars and on a percentage basis was primarily due to professional costs incurred in connection with our public reporting requirements and increased payroll and payroll related expenses and absorbing the expense of SEA on a consolidated basis. We expect general and administrative expenses to increase as we grow our infr astructure to support planned growth.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue decreased to 24% in the second quarter of 2004 from 29% in the second quarter of 2003. Marketing and advertising expenses decreased 7% to $348,385 in the first second Quarter of 2004 from $376,244 in the second quarter of 2003. The decrease in dollars and on a percentage basis was primarily due to marketing efficiencies obtained as we negotiated more favorable marketing and advertising agreements. We expect marketing and advertising costs to increase as we support a higher level of growth.

Income from operations. Income from operations decreased 18% to $226,288 in the second quarter of 2004 from $276,979 in the second quarter of 2003. As a percentage of revenues, income from operations decreased to 15% of revenues in the second quarter of 2004 from 21% of revenues for the second quarter of 2003. The decrease in dollars and on a percentage basis relates primarily to higher professional cost and other costs related to public reporting and other increase in general and administrative expenses as we continue to build our infrastructure.

Net income (loss). We generated a net income of $128,975 in the second quarter of 2004, as compared to net income of $186,617 in the second quarter of 2003. The decrease in dollars and on a percentage basis relates primarily to higher professional cost and other costs related to public reporting and other increase in general and administrative expenses as we continue to build our infrastructure and absorbing the expense of SEA on a consolidated basis.

Six Months Ended June 30, 2004 and 2003

Revenues

Revenues decreased 16% to $2,465,597 in the first six months of 2004 from $2,933,020 in the same period of 2003. The decrease was due to the fact that revenues in the first quarter of 2003 included a transaction pursuant to which one of our customers had an extraordinary amount of funding available on a one-time basis to train a substantial number of students in that quarter. This sales opportunity accounted for $530,000 of the additional revenue for the first quarter of 2003, which was not repeated in the first quarter of 2004.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased 12% to $2,064,712 in the first six months of 2004 from $2,333,909 in the same period of 2003. We expect operating expenses to increase as our revenue base expands and we strive to grow our operations.

Educational services. Educational services expenses include direct operating expense of our school consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses decreased to 18% of revenues in the first six months of 2004 from 33% of revenues for the same period of 2003. Educational services expenses decreased 54% to $448,756 in the first six months of 2004 from $965,785 in the same period of 2003. The decrease in costs and on a percentage basis was due to lower contract instructor salaries. We were able to obtain efficiencies by matching student demand for classes with contract instructors. We are generally able to incur contract instructor salaries when student demand is highest and obtain operating efficiencies in the man agement of our instructor related cos ts. We expect to incur increased educational services expenses as we grow our operations.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 40% of revenues first six months of 2004 from 19% in the same period of 2003. General and administrative expenses increased 81% to $984,432 in the first six months of 2004 from $544,591 in the same period of 2003. The increase in dollars and on a percentage basis was primarily due to professional costs incurred in connection with our public reporting requirements and increased payroll and payroll related expenses and absorbing the expense of SEA on a consolidated basis. We expect general and administrative expenses to increase as we grow our infrastructure to support planned growth.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue decreased to 23% in the first six months of 2004 from 27% in the same period of 2003. Marketing and advertising expenses decreased 26% to $578,598 in the first six months of 2004 from $785,325 in the same period of 2003. The decrease in dollars and on a percentage basis was primarily due to marketing efficiencies obtained as we negotiated more favorable marketing and advertising agreements. We expect marketing and advertising costs to increase as we support a higher level of growth.

Income from operations. Income from operations decreased 33% to $400,885 in the first six months of 2004 from $599,111 in the same period of 2003. As a percentage of revenues, income from operations decreased to 16% of revenues in the first six months of 2004 from 20% of revenues for the same period of 2003. The decrease in dollars and on a percentage basis relates primarily to higher professional cost and other costs related to public reporting and other increases in general and administrative expenses as we continue to build our infrastructure. The decrease is also attributable to the fact that the revenues in the first quarter of 2003 included a transaction pursuant to which one of our customers had an extraordinary amount of funding available on a one-time basis to train a substantial number of students in that qu arter. This sales opportunity account ed for $530,000 of the additional revenue for the first quarter of 2003, which was not repeated in the first quarter of 2004.

Net income (loss). We incurred a net loss of $2,911,128 in the six months of 2004, as compared to net income of $360,516 in the same period of 2003. This was due to a cash expense charge of $216,362 related to acquisition costs incurred in connection with our reverse merger in January and in $3,000,000 in a non-cash non-recurring investment expense charge incurred in connection with our debenture financing completed in February 2004. We are required to take the $3,000.000 non-recurring, non-cash charge due to the beneficial conversion feature of these convertible notes.

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

Liquidity and Capital Resources

Historically, we have financed our cash flow requirements through the issuance of debt and equity securities and cash generated from operations. As of June 30, 2004 we had cash and cash equivalents of $1,446,980 as compared to $143,721 as of December 31, 2003.

In February 2004, we issued $3,000,000 of seven-year convertible debentures bearing interest at 7% per annum. The debentures are convertible, at the holder’s option, into shares of our Common Stock at a rate of $0.4478 per share, entitling the holders to 6,699,833 shares of our Common Stock.

Cash flows used in operating activities amounted to $537,481 in the first six months of 2004 compared to $662,927 generated in the same period of 2003. The increase was primarily due to increases in accounts receivable of $524,909.

Cash flows used in investing activities amounted to $761,413 in the first six months of 2004 compared to $632,700 in the first six months of 2003.

Cash flows provided by financing activities for the first six months of 2004 was $2,602,153 compared to $3,376 for the first six months of 2003. The increase was due primarily to proceeds of $3,000,000 from the sale of convertible debentures in February 2004.

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

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our Common Stock.

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

Although our Common Stock trades on the OTCBB a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission (the “SEC”). The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of co mmon stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our Common Stock;
•	investor perceptions of our company and the technologies industries generally; and
•	general economic and other national conditions.

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

Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

Item 3. Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that during the quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herewith:

2.2	Agreement for Purchase and Sale of Stock dated as of January 13, 2004 by and between Digital Learning Institute, Inc., Software Education of America, Inc. and Daniel C. Day and Jeff Day.

10.2	Employment Agreement dated as of April 1, 2003 by and between Digital Learning Institute, Inc. and Aurangzeb Bhatti (subsequently assumed by the Registrant).

10.3	Employment Agreement dated as of April 1, 2003 by and between Digital Learning Institute, Inc. and Umesh Patel (subsequently assumed by the Registrant).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A current report on Form 8-K was filed on April 5, 2004 reporting Items 4 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2004	DIGITAL LEARNING MANAGEMENT CORPORATION

/s/ Aurangzeb Bhatti

Aurangzeb Bhatti President (Duly Authorized Officer and Principal Executive Officer)

COMPANY NAME CORPORATION

/s/ Umesh Patel

Umesh Patel Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

