Form 10QSB
period 2004-09-30
DIGITAL LEARNING
filed 2004-11-22
CIK 1087848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                       OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26293

                    DIGITAL LEARNING MANAGEMENT CORPORATION
       (Exact name of small business issuer as specified in its charter)

             Delaware                                   20-1661391
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         19950 Mariner Avenue                             90503
         Torrance, California                           (Zip Code)
(Address of principal executive offices)

                                 (310) 921-3444
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [_]   No [X]


There were 20,104,024 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 8, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                     DIGITAL LEARNING MANAGEMENT CORPORATION
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         a.       Consolidated Balance Sheets as of September 30, 2004 and
                  December 31, 2003                                            3

         b.       Consolidated Statements of Operations for the three and nine
                  months ended September 30, 2004 and 2003                     4

         c.       Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2004 and 2003                            5

         d.       Notes to Consolidated Financial Statements                6-20

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                21

Item 3.  Controls and Procedures                                              36

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    37

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          37

Item 3.  Defaults Upon Senior Securities                                      37

Item 4.  Submission of Matters to a Vote of Security Holders                  37

Item 5.  Other Information                                                    37

Item 6.  Exhibits                                                             37

Signatures                                                                    38

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     DIGITAL LEARNING MANAGEMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                   2004              2003
                                               -------------    -------------
                                                (Unaudited)
                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                      $   1,265,295    $     143,721
Restricted Cash                                      140,000               --
Accounts receivable, net                             979,510          640,806
Advances to acquisition targets                        9,300               --
Prepaid expenses                                      34,126           80,330
Inventory                                             33,886               --
Deferred offering costs                               72,220               --
Income tax refund receivable                          18,173               --
Net deferred tax asset                                 4,299               --
                                               -------------    -------------
Total Current Assets                               2,556,809          864,857

PREPAID LOAN FEES                                    329,478               --

PROPERTY AND EQUIPMENT, net                          475,402          116,679

GOODWILL                                           1,015,076           25,000

ACQUIRED DEFICIT IN VARIABLE INTEREST ENTITY         147,320               --

OTHER ASSETS                                          72,596           33,227
                                               -------------    -------------

                                               $   4,596,681    $   1,039,763
                                               =============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses          $     557,515    $     185,790
Accrued compensation                                 130,450          250,000
Accounts payable and accrued interest,
related party                                            317            3,009
Unearned Tuition, net                                382,209               --
Notes payable                                        267,583               --
Line of credit                                        90,961               --
Income taxes payable                                 129,030          151,407
Net deferred tax liability                                --           80,842
                                               -------------    -------------

Total Current Liabilities                          1,558,065          671,048

CONVERTIBLE NOTES PAYABLE                          3,000,000               --
                                               -------------    -------------

                                                   4,558,065          671,048
                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000               --              --
shares authorized, - -0- shares issued
and outstanding

Common stock, $.001 par value,
75,000,000 shares authorized, 19,804,024 and
17,372,839 shares issued and outstanding,
respectively                                          20,066           10,501
Additional paid-in capital                         3,117,115            6,000
Retained earnings/ Accumulated (deficit)          (3,098,565)         352,214
                                               -------------    -------------
Total Stockholders' Equity                            38,616          368,715
                                               -------------    -------------

                                               $   4,596,681    $   1,039,763
                                               =============    =============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DIGITAL LEARNING MANAGEMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months ended September 30,    Nine months  ended September 30,
                                              2004              2003              2004              2003
                                         --------------    --------------    --------------    --------------
                                                    (Unaudited)                         (Unaudited)

REVENUES                                 $      906,241    $    1,006,320    $    3,371,838    $    3,939,340
                                         --------------    --------------    --------------    --------------

OPERATING EXPENSES:
Educational services                            418,570           284,716           867,326         1,250,501
General and administrative                      631,146           321,375         1,615,578           865,966
Depreciation expense                             39,581            12,266            92,507            50,474
Marketing and advertising                       333,715           262,074           912,313         1,047,399

                                         --------------    --------------    --------------    --------------
Total Operating Expenses                      1,423,012           880,431         3,487,724         3,214,340
                                         --------------    --------------    --------------    --------------

INCOME (LOSS) FROM  OPERATIONS                 (516,771)          125,889          (115,886)          725,000

OTHER INCOME (EXPENSE)
Shell acquistion costs                               --                --          (213,362)               --
Interest expense                                (51,974)           (4,677)         (148,789)          (69,253)
Interest expense - non-cash
beneficial conversion feature
charge                                               --                --        (3,000,000)               --
                                         --------------    --------------    --------------    --------------
        Total Other Income (Expense)            (51,974)           (4,677)       (3,362,151)          (69,253)
                                         --------------    --------------    --------------    --------------

NET INCOME (LOSS) BEFORE  INCOME TAXES         (568,745)          121,212        (3,478,037)          655,747
Income tax (benefit) expense                    (29,094)           69,412           (27,258)          243,431
                                         --------------    --------------    --------------    --------------

NET INCOME (LOSS)                        $     (539,651)   $       51,800    $   (3,450,779)   $      412,316
                                         ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER COMMON
SHARE, BASIC AND DILUTED                 $        (0.03)   $         0.00    $        (0.17)   $         0.02
                                         ==============    ==============    ==============    ==============

Weighted Average Number of
Common Shares Outstanding,
Basic and Diluted                            19,804,024        17,372,839        19,804,024        17,372,839
                                         ==============    ==============    ==============    ==============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DIGITAL LEARNING MANAGEMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Nine    For the Nine
                                                       Months Ended    Months Ended
                                                       September 30,   September 30,
                                                           2004            2003
                                                       ------------    ------------
                                                       (Unaudited)     (Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)                                      $ (3,450,779)   $    412,316
Adjustments to reconcile net income (loss)
  to net cash from operating activities:
Depreciation                                                 92,507          50,474
Common stock issued for services                                 --          10,500
Warrants issued for compensation                                 --           6,000
Warrants issued in shell acquisition                        109,880              --
Beneficial conversion feature                             3,000,000              --
Deferred income taxes                                       (85,141)        142,434
Changes in assets and liabilities:
Accounts receivable                                          30,089         359,705
Prepaid expenses                                             49,280        (137,131)
Income tax refund receivable                                (18,173)             --
Inventory                                                   (34,607)             --
Other assets                                                  1,075         (22,750)
Accounts payable and accrued expenses                        80,448          24,437
Accrued expenses, related party                              (2,692)         44,359
Due to factor                                                    --        (353,709)
Accrued compensation                                       (164,519)             --
Unearned tution                                             103,098              --
Income taxes payable                                        (22,377)         92,197
                                                       ------------    ------------
Net Cash Provided by (Used In) Operating Activities        (311,911)        628,832
                                                       ------------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of subsidiary                                        --         (25,000)
Cash acquired in variable interest entity                     1,301              --
Restricted Cash acquired in variable interest entity        (70,000)             --
Cash advanced to VIE prior to gaining control              (640,595)             --
Issuance of Note receivable related party                        --        (600,000)
Advances to acquisition target                               (9,300)             --
Purchase of equipment and software development             (390,806)         (7,700)
                                                       ------------    ------------
Net Cash (Used in) Investing Activities                  (1,109,400)       (632,700)
                                                       ------------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from loans and note payable, related party              --           3,376
Proceeds from line of credit                                300,000
Payments on line of credit                                 (300,000)
Payment for notes payable                                   (55,416)             --
Proceeds from convertible notes payable                   3,000,000              --
Payment for deferred offering costs                         (72,220)             --
Payment for prepaid loan fees                              (329,479)             --
                                                       ------------    ------------
Net Cash Provided by Financing Activities              $  2,542,885    $      3,376
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,121,574            (492)
CASH AND CASH EQUIVALENTS, beginning of period              143,721         125,992
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, end of period               $  1,265,295    $    125,500
                                                       ============    ============

Supplementary disclosure of cash flow information:
Cash paid during the period for:
     Interest                                          $    101,293    $     94,715
                                                       ============    ============

     Taxes                                             $    203,874    $         --
                                                       ============    ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation
The consolidated financial statements include the accounts of the following entities, collectively referred to as "Company" or "DGTL". All significant inter-company transactions have been eliminated.

Digital Learning Management Corporation            Corporation
Digital Learning Institute, Inc.                   Corporation
Webvision Internet Works, Inc.                     Corporation
McKinley Educational Services, Inc.                Corporation
Digital Knowledge Works, Inc.                      Corporation
Coursemate, Inc.                                   Corporation
Software Education of America, Inc. (2004)         Corporation
Global Computer Systems, Inc. (2004)               Corporation

Digital Learning Institute, Inc. acquired FreePCSQuote.com, Inc. on January 16, 2004 in a reverse merger (see Note 12). The financial statements in the filings of FreePCSQuote.com, Inc. became those of Digital Learning Institute, Inc. In addition on March 19, 2004, FreePCSQuote.com, Inc. changed its name to Digital Learning Management Corporation. Thus, the financial statements are still those of "Digital Learning Institute, Inc."

Digital Learning Institute, Inc. ("DLI") acquired Webvision Internet Works, Inc. on January 1, 2003 through transfer of ownership and is now a wholly owned subsidiary. McKinley Educational Services, Inc. was acquired on March 7, 2003 and Digital Knowledge Works, Inc. and Coursemate, Inc. were acquired on November 6, 2003 and all are wholly-owned subsidiaries of Digital Learning Institute, Inc.

DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA") on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI.

DLI entered into an agreement to acquire Global Computer Systems, Inc.("Global") on April 30, 2004. The transaction was subject to approval of the change-of-control of Global from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE and ACCSCT approvals have not been received as of September 30, 2004. As of September 1, 2004, DLI assumed responsibility for the marketing and managing of Global sales and providing working capital. DLI advanced funding to Global pending final closing of the transaction.

Description of Business
The Company's primary business is the operation of post-secondary education training primarily in the business, information technology, telecommunications and other trade fields, offering certificates, degrees and college credits through strategic partners. As of September 30, 2004, the Company operated two schools in California with students from around the world. Revenues generated from these schools consist primarily of tuition and fees paid by students or their employers, generally from public universities and large corporations.

In March 2003, DLI purchased all of the outstanding stock of McKinley Educational Services, Inc. for $25,000. McKinley Educational Services, Inc. dba McKinley University operates as a post-secondary educational institution. As of September 30, 2004, operations were minimal.

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

On May 1, 2004, pending final change-of-control approval from ACCSCT, DLI assumed responsibility for conducting all SEA sales and for providing funding for SEA operations. Even though both parties had irrevocably committed to consummating the transaction, it was not technically consummated because SEA's application for approval with ACCSCT to change control was not approved until July 1, 2004 when the acquisition closed. SEA operates post-secondary education training primarily in the business, information technology and vocational fields.

On September 1, 2004, pending final change-of-control approval from ACCSCT, DLI assumed responsibility for conducting all GLOBAL sales and for providing funding for GLOBAL operations. Even though both parties had irrevocably committed to consummating the transaction, it was not technically consummated because GLOBAL's application for approval with ACCSCT to change control is still pending. GLOBAL operates post-secondary education training primarily in the business, information technology and vocational fields.

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

Restricted Cash
Restricted cash consists of certificates of deposit held as collateral for a $70,000 letter of credit as required by the United States Department of Education. As of September 30, 2004 SEA holds two of these certificates of deposit totaling $70,000 and DLI holds one certificate of deposit of $70,000. During November 2004 SEA closed their two certificates of deposit and returned the $70,000 to SEA's original shareholders per the acquisition agreement. The $70,000 certificate of deposit held by DLI is now being used as the collateral for the letter of credit as required by the United States Department of Education.

Goodwill
Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its goodwill for impairment and has determined as of September 30, 2004 that no impairment charge should be recognized at this time.

Marketing and Advertising Costs
Marketing and advertising costs are charged to expense during the period incurred. These costs arise primarily from training vouchers offered to students.

Revenue Recognition
Revenues consist primarily of tuition and fees derived from courses taught in the Company's schools. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks for DLI and up to six months for SEA and GLOBAL). Tuition is billed after the course has been completed for DLI. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. SEA and GLOBAL bill tuition as students register for classes. In the second quarter of 2004, the Company began to receive unearned tuition. Unearned tuition is the portion of payments received but not earned or receivables not yet collected. This unearned tuition will be reflected as a current liability in the Company's consolidated balance sheets as this amount would be expected to be earned within the next 12 months from the date of prepayment or recording of receivable.

Allowances for Doubtful Accounts
The Company does not maintain an allowance for doubtful accounts for estimated losses because to date all required payments with respect to student accounts are made by the employer of the students and are secured by letters of credit. However, this practice has changed commencing in the second quarter of 2004. The Company expects to maintain an allowance for doubtful accounts resulting from the inability, failure or refusal of our students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. The Company generally writes-off accounts receivable balances deemed uncollectible as they are sent to collection agencies.

Educational Services
Educational services include direct operating expenses of the schools consisting primarily of contract salaries, occupancy and supplies.

Earnings Per Common Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense was $39,581 and $12,266 for the three months ended September 30, 2004 and 2003, respectively, and was $92,507 and $50,474 for the nine months ended September 30, 2004 and 2003, respectively.

Facilities
The Company leases office space owned by a related party as well as additional office space from unrelated parties. Rent expense was $ 119,804 and $ 43,709 for the three months ended September 30, 2004 and 2003, respectively , and was $272,449 and $118,509 for the nine months ended September 30, 2004 and 2003, respectively.

The Company also rented classrooms from an unrelated university on an "as needed basis." Rent expense was $9,498 and $9,341for the three months ended September 30, 2004 and 2003, respectively, and was $28,652 and $28,224for the nine months ended September 30, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, notes payable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Concentrations of Risk
The Company maintains all cash and cash equivalents in financial institutions, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Three customers accounted for 71% and two customers accounted for 99% of sales during the nine months ended September 30, 2004 and 2003, respectively. The same three customers accounted for 40% of accounts receivable at September 30, 2004.

The Company performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations, when necessary.

Stock Based Compensation
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the pro-forma disclosures required by SFAS 123.

Valuation of the Company's Common Stock
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes Model to estimate the fair market value.

Software Development Costs
The Company has developed software to enable students to access and take online classes. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company capitalized $296,916 of software development costs at September 30, 2004.

Inventory
Inventory primarily consists of books and course material purchased for resale to students. Inventory is accounted for on a first-in-first-out basis.

Recently Issued Accounting Pronouncements

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has adopted SFAS 150 and its adoption did not have a material effect on its financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                       September 30,
                                                            2004
                                                    ------------------

Computers and office equipment                      $         909,704
Furniture and fixtures                                        147,461
Leasehold improvements                                         45,480
Software                                                      365,871

                                                    ------------------
                                                            1,468,516

Less accumulated depreciation                                 993,114
                                                    ------------------
Net Property and Equipment                          $         475,402

NOTE 3 - ACQUIRED DEFICIT IN VARIABLE INTEREST ENTITY

The Company accounts for its relationship with GLOBAL as a variable interest entity ("VIE"). A VIE is an entity that is subject to consolidation according to the provisions of Financial Accounting Standards Board Interpretation number 46 -"Consolidation of Variable Interest Entities" ("FIN 46"). The Company gained control of GLOBAL by means other than stock ownership; therefore, GLOBAL must be consolidated as a variable interest entity. FIN 46 requires the Company to value the assets and liabilities of the VIE at their fair values at the date the Company becomes the primary beneficiary of the VIE, which occurred for the Company on September 1, 2004. The provisions of FIN 46 require the Company to follow Financial Accounting Standards Board Statement Number 141 Business Combinations ("FASB 141") for valuing the excess of the fair value of the liabilities over the assets. The Company has an excess of liabilities acquired over the assets acquired from Global. In the near future Global is expected to become a wholly owned subsidiary of the Company and will no longer be a VIE. The Company has recorded the excess of the liabilities of GLOBAL over the assets of GLOBAL as acquired deficit in variable interest entity. This amount will be adjusted and become part of the intangible assets, including licenses and accreditations, upon consolidation as a wholly owned subsidiary subsequent to September 30, 2004.

NOTE 4 - NOTES PAYABLE

Notes payable as of September 30, 2004 relate to debt acquired from SEA and consist of two unsecured, non-interest bearing notes payable to two former stockholders of SEA totaling $33,333 due January 15, 2005. Also included in notes payable are two $35,000 non-interest bearing notes payable to the same two individuals that are secured by two certificates of deposit and are due on demand.

Notes payable also includes a $164,250 line of credit acquired from SEA and converted into a term loan payable with interest at the prime rate plus 3.5% (8.25% as of September 30, 2004) secured by all assets of SEA and guaranteed by the former stockholders of SEA. This loan is payable in monthly principal payments of $6,083 plus interest until November 15, 2006, at which time all unpaid principal and accrued interest is due. As a result of the purchase of SEA subsequent to September 30, 2004, a technical event of default occurred with this note. Management is negotiating with the bank to resolve this default.

NOTE 5 - LINE OF CREDIT

The line of credit was assumed from GLOBAL and is for an amount up to $100,000 with interest at 6.75% annually. Interest only payments are due monthly. As of September 30, 2004 the outstanding balance on this line of credit is $90,961 with $9,039 available to draw on.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 and 2003, DLI paid a related party $115,000 and $53,000 respectively, for legal services, including 300,000 shares of common stock issued January 23, 2003 for legal services valued at $3,000.

During the nine months ended September 30, 2004 and 2003, DLI paid related parties $0 and $219,996, respectively, for commissions and contract services.

During the nine months ended September 30, 2004 and 2003, DLI paid a former related party $56,699 and $92,601, respectively, for marketing and advertising services. During the nine months ended September 30, 2003 DLI issued 750,000 shares of common stock to this former related party for consulting services valued at $7,500. The former related party, as trustee of the shares, transferred his common stock to unrelated parties on September 30, 2003 and is no longer considered a related party for all subsequent periods.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On January 20, 2004, the Company retained the services of a new Vice-President of Finance on a consultancy basis. On May 1, 2004, this individual became a full-time employee. As an incentive to join the Company, this individual was granted options to purchase 100,000 post-split shares of common stock to vest over a four-year period at the rate of 25,000 shares per annum. The first 25,000 options vested on January 20, 2004. The exercise price of these options is $0.38 per share. These options were granted under the Digital Learning Institute, Inc. 2003 Stock Incentive Plan. Effective August 31, 2004 this individual resigned as the Company's Vice-President of Finance. Effective August 31, 2004 this individual agreed to accept a position with the Company as a consultant on a month-to-month basis with compensation of $10,000 per month.

On January 6, 2004, DLI entered into an amendment to an engagement agreement with Westpark Capital, Inc. ("Westpark") dated February 19, 2003. In accordance with the amendment, Westpark was retained as the Company's investment banker relating to matters associated with the Company's proposed financing of $3,000,000. The Company paid 6% of the funds raised and a $6,000 monthly retainer due each month for the term of the agreement. The Company closed on the financing of $3,000,000 and paid $213,362 in costs associated with the raising of funds to Westpark and other companies (see Note 9).

On January 6, 2004, DLI entered into a separate engagement agreement with Westpark to retain Westpark as DLI's investment banker in respecting matters relating to the DLI's proposed acquisition of and merger with a publicly traded shell company. The closing of the purchase of the shell company closed on January 16, 2004. DLI paid $70,000 and granted warrants for the purchase of 670,000 shares of common stock of the Company. The warrants are exercisable at $0.45 per share for a period of five years. The Warrants were valued at $109,880, the fair value using the Black-Scholes Pricing Model. The average risk rate used was 2.9%, volatility was estimated at 50% and the expected life was five years. Based upon the closing of the transaction, the Company will retain Westpark as its consultant for a period of not less than 12 months and will pay Westpark $9,000 per m onth for these consulting services. These payments are being capitalized as defferred offering costs as they are payments towards a future offering. In addition, Westpark now holds one seat on the Board of Directors. As discussed in Note 12, this transaction closed on January 16, 2004.

On May 1, 2004 we agreed to retain the public relation firm of Cynapsys, Inc. for a period of one year to manage the Company's Investor and Public Relations Department. The Company has agreed to pay $5,000 a month for services of Cynapsis, Inc. The contract can be cancelled on 30-day notice.

On June 21, 2004, the Company entered into a Reseller Agreement with Medcom, Inc. ("Medcom"), which is an online content and course provider of continuing education courses for Allied Health Professionals. It also develops and markets courses in electronic form for training of nurses and other Allied Health Professionals. Under the agreement, the Company will be entitled to provide these courses to its students online for a predetermined royalty fee. The Company will utilize its propriety Learning Management System to disseminate these courses to its students. Medcom's courses and methods are approved and accredited by the American Nurses Credentialing Center's Commission for mandatory nurse continuing education.

On June 23, 2004, the Company entered into a Reseller Agreement with ComputerPREP, Inc., a division of ProsoftTraining("ComputerPREP"). ComputerPREP is an online content and course provider for information technology training to businesses and individuals. It develops and markets courses in electronic form. Under the Agreement, the Company will be entitled to market these courses to its students on the Internet for a predetermined royalty fee. The Company will utilize its proprietary Learning Management System to train its students using the ComputerPREP courseware.

NOTE 8 - COMMON STOCK

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

In connection with the closing of the merger with Free, the Company was to have issued 600,000 post split shares (76,258 pre- split shares) of common stock into escrow to cover any indemnification costs. The stock was valued at $232,587, the fair value of the common stock on the date the merger closed. Escrow was closed in July 2004 at which time 300,000 of these shares were issued to the original shareholders of DLI. The remaining 300,000 shares were never issued into escrow.

Upon completion of the merger and completion of the forward split, the Company has 410,000 outstanding options, which can be redeemed for an equal number of common shares of the Company. These options have an expiration date of January 20, 2007. 335,000 of these options are fully vested and are redeemable at the exercise price of $0.38 per share. There are also an additional 85,500 fully vested stock options, which are redeemable at $2.00 per share. These options do not have an expiration date. These options were granted under the Digital Learning Institute, Inc. 2003 Stock Incentive Plan.

The Company has also issued warrants to purchase common shares of the Company as follows:

        i.  50,000 at $1.00 per share and expiring on September 30, 2008;
       ii.  670,000 at $0.45 per share and expiring on January 16, 2009; and
      iii.  50,000 at $3.00 per share and expiring July 1, 2009

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND THE RESULTING NON-CASH BENEFICIAL CONVERSION FEATURE CHARGE

On February 27, 2004, the Company raised a total of $3,000,000 from three investors in an offering of 7% convertible debenture notes through a private placement. The terms of the debentures are for a period of seven years. Interest accrues at 7% per annum and is due and payable monthly beginning April 1, 2004. The debentures mature on February 27, 2011, at which time all remaining unpaid principal and interest will be payable in full. If the debentures are not sooner redeemed or converted, as provided in the loan, commencing February 27, 2007 and continuing on the first day of each successive month prior to maturity, the Company will pay to the lenders monthly principal installments of $10 per $1,000 of the then remaining principal balance. These debentures are convertible, at the holder's option, into common stock at a rate of $0.4478 per share, entitling the holders to 6,699,833 shares of the Company's common stock.

These debentures are immediately convertible and therefore the Company has expensed the calculated value of the beneficial conversion feature, as a one-time non-cash debenture interest expense of $3,000,000 and a one time non-cash increase in additional paid-in capital during the three months ended March 31, 2004. Management believes that the value assigned to the beneficial conversion feature is the result of assuming that the closing market price on the day of issuance reflects the true fair value of the Company's common stock.

The Company accounted for the beneficial conversion feature of these convertible notes in accordance with Emerging Issues Task Force 98-5 "Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratios" ("EITF 98-5"). This value, calculated as the difference between the conversion price of $ 0.4478 and the fair value of $0.92 (adjusted closing price on the day of the debenture issue) of the common stock multiplied by the number of shares (6,699,833) into which the debenture is convertible, amounts to $3,163,846. According to EITF 98-5 the value of the beneficial conversion feature cannot exceed the value of the proceeds received from the debt issuance of $3,000,000.

NOTE 10 - EARNINGS PER SHARE

 EARNINGS
 PER SHARE

                                For the three months ended September 30,2004      For the nine months ended September 30,2004
                                 Income           Shares         Per Share         Income            Shares        Per Share
                               (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                              -------------    -------------   -------------    -------------    -------------   -------------

Basic EPS
Income
(loss)
available to
common
stockholders                  $    (539,651)      19,804,024   $       (0.03)   $  (3,450,779)      19,804,024   $       (0.17)
Effect of
dilutive
securities                               --               --              --               --               --              --
                              -------------    -------------   -------------    -------------    -------------   -------------

Diluted EPS
Income
(loss)
available to
common
stockholders                  $    (539,651)      19,804,024   $       (0.03)   $  (3,450,779)      19,804,024   $       (0.17)


 EARNINGS PER
    SHARE


                                For the three months ended September 30,2003      For the nine months ended September 30,2003
                                 Income           Shares         Per Share         Income            Shares        Per Share
                               (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                              -------------    -------------   -------------    -------------    -------------   -------------

Basic EPS
Income
available to
common
stockholders                  $      51,800       17,372,839   $        0.00    $     412,316       17,372,839   $        0.02
Effect of
dilutive
securities                               --               --              --               --               --              --
                              -------------    -------------   -------------    -------------    -------------   -------------

Diluted EPS
Income
available to
common
stockholders                  $      51,800     17,372,839 $   $        0.00          412,316       17,372,839   $        0.02
                              -------------    -------------   -------------    -------------    -------------   -------------

NOTE 11 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:


                                                September 30,     December 31,
                                                    2004              2003
                                                -------------    -------------

Total deferred tax assets                       $     200,510    $     168,970
Total deferred tax liability                         (196,211)        (249,812)
                                                -------------    -------------
Net deferred tax asset (liability)              $       4,299    $     (80,842)
                                                =============    =============


The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:


                                                September 30,     December 31,
                                                    2004              2003
                                                -------------    -------------
Temporary differences:
Property and equipment                          $     (59,345)   $      (8,868)
Other                                                      --               --
Accrued compensation                                   49,049           94,000
Accounts receivable                                  (136,866)        (240,943)
Prepaid expenses                                       11,717            4,101
Accounts payable and accrued expenses                 139,625           69,856
Accounts payable, related parties                         119            1,012
Net operating loss carry-forward                           --               --
                                                -------------    -------------
                                                $       4,299    $     (80,842)
                                                =============    =============


The components of deferred income tax expense (benefit) were as follows:

                                                September 30,     December 31,
                                                    2004              2003
                                                -------------    -------------

Temporary differences:
Property and equipment                          $      50,477    $      (1,435)
Other                                                      --               --
Interest stockholders                                      --            5,846
Accrued compensation                                   44,951          (22,560)
Accounts receivable                                  (104,077)         138,994
Prepaid expense                                        (7,617)         (73,085)
Accounts payable and accrued expenses                 (69,767)          (1,804)
Accounts payable, related parties                         892          (36,005)
Net operating loss carry-forward                           --           92,631
                                                -------------    -------------
                                                $     (85,141)   $     102,582
                                                =============    =============

The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

                                                September 30,     September 30,
                                                    2004              2003
                                                -------------    -------------

Tax expense (benefit) at federal statutory rates$  (1,165,082)   $     230,798
Other                                                 110,092            1,635
Depreciation expense                                  (43,349)           1,385
California income tax expense                         (19,832)              --
Meals and entertainment                                 1,841               --
Officers life insurance                                 7,996               --
Beneficial conversion feature                       1,020,000               --
Stock based compensation                               37,359               --
Accrual to cash conversion                            108,858            7,466
Net operating loss carry-forward                           --               --
Federal net operating loss carry-forward used                         (140,287)
                                                -------------    -------------
                                                $      57,883    $     100,997
                                                =============    =============

Income tax expense (benefit) consists of the following for the nine months ended:
                                                September 30,   September 30,
                                                    2004              2003
                                               -------------    -------------

Current                                         $      57,883    $     100,997
Deferred                                              (85,141)         142,434
                                                -------------    -------------
                                                $     (27,258)   $     243,431
                                                =============    =============


NOTE 12 - MERGER WITH FREEPCSQUOTE.COM, INC.

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

The stockholders of DLI as of the closing date of the Merger, and after giving effect to the Cancellation, owned approximately 86.8% of Free's common stock outstanding as of January 16, 2004. Each share of DLI's common stock (an aggregate of 5,000,000 shares) was converted into one share of Free's common stock in the Merger at an exchange ratio of 1-to-.441606 (the "Exchange Ratio").

All options to purchase DLI's common stock outstanding under DLI's Stock Option Plan, options outstanding not under the option plan, all warrants to purchase the DLI's common stock outstanding and the DLI's Stock Option Plan itself were assumed by Free. Each share of common stock to be issued upon exercise of said stock options or warrants shall be converted into Free common stock in accordance with the Exchange Ratio. The per share exercise price of said options and warrants shall be the exercise price before the merger divided by the Exchange Ratio.

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of DLI own a majority of the issued and outstanding shares of common stock of Free, and the directors and executive officers of DLI became the directors and executive officers of Free.

NOTE 13 -  ACQUISTION OF SEA

On January 13, 2004, DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA"). The final closing of this transaction occurred on July 1, 2004. In accordance with the agreement, DLI assumed liabilities totaling $744,798. In addition, DLI guaranteed the release to the original shareholders for collateral provided by the original shareholders for securing a $70,000 letter of credit used instead of a bond per the requirements of the U.S. Department of Education. In addition, the Company granted to the original shareholders of SEA warrants to purchase 50,000 shares of common stock at $3.00 per share (see Note 8). These warrants were valued at $10,800 using the Black Scholes Pricing Model with volatility of 50%, interest rate of 3.71% and estimate life of five years. These warrants will expire on July 1, 2009. After the approval to the change-of-control by the Bureau of Private Postsecondary Vocational Education, and to secure the funding advanced to SEA, DLI by agreement with SEA assumed responsibility for all SEA sales and expenses pending final closing of the Agreement after formal approval to the acquisition was forthcoming from ACCSCT. This approval was granted on July 1, 2004 and the formal closing was completed on the same day. The Company recorded $990,076 of goodwill.

       Cash                                                   $   74,632
       Accounts Receivables                                      311,958
       Prepaid expenses                                              739
       Other current assets                                       15,675
       Fixed assets, net                                          54,563
       Other assets                                               23,770
       Inventory                                                  12,220
                                                      -------------------
                                                                 493,557
                                                      -------------------

     Less liabilities assumed:
       Accounts payable and accrued expenses                   (183,266)
       Notes payable                                           (128,333)
       Accrued compensation                                     (44,969)
       Line of credit                                          (182,500)
       Unearned revenue                                        (205,730)
                                                      -------------------
                                                               (744,798)
                                                      -------------------

     Net liabilities                                           (251,241)
     Advances from DLI                                         (776,214)
     Value of warrants issued                                   (10,800)
                                                      -------------------

     Goodwill                                                  1,038,255
     Less income attributable to DLI prior to
     acquisition                                                (48,179)
                                                      -------------------
      Net Goodwill                                            $  990,076
                                                      -------------------

NOTE 14 - SUBSEQUENT EVENTS

On April 28, 2004, the Company entered into an agreement to purchase Medical Career College, Inc. ("MCC"), a California corporation. As consideration for all of the outstanding shares of MCC, the Company agreed to pay $300,000 at closing and issue shares of common stock valued at $200,000. The market value of each common share was calculated to be $1.59 per share based on the average closing price of the share in the 30-day period immediately preceding April 28, 2004. On June 29, 2004, this agreement lapsed. The Company is now in further negotiations to determine if the transaction can be revived.

On October 1, 2004 the Company entered into a twelve-month service agreement with Linear Group LLC. The agreement requires Linear Group LLC to perform services such as financial media relations programs, share price maintenance, roadshows, database management and other services. Total compensation under the agreement is 300,000 restricted shares of common stock of the Company, due and payable immediately. The Company issued the 300,000 shares of restricted common stock to Linear Group LLC on October 4, 2004. The Company will record the stock issued as a prepaid expense and amortize it over the twelve-month service period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

      This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the plans and objectives of management for the business, operations, and economic performance of Digital Learning Management Corporation (formerly FreePCSQuote.Com, Inc.) (the "Company" "we" and "us"). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

      The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB, and include, among others, the following: our ability to respond to changes in technological developments in the post-secondary education industry; our ability to protect our computer systems against capacity constraints, system disruptions or outside security risks; our ability to protect and secure our intellectual property; our ability to obtain additional capital to fund operations; our ability to retain and attract key personnel; our ability to successfully integrate acquired entities; our ability to respond to seasonal fluctuations; our ability to successfully market new products in the marketplace; compliance with recent legislation, including the Sarbanes-Oxley Act of 2002; compliance with regulations governing the education industry; our ability to respond to competitive pressures; and other factors referenced or incorporated by reference in this report and other reports.

      The risks included here are not exhaustive. Other sections of this report may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Overview

      Digital Learning Management Corporation, a Delaware corporation, incorporated on February 18, 1999 in the State of Nevada, under the name FreePCSQuote.Com, Inc., through fiscal 2003 was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2003.

      An objective of management became the acquisition of an operating company with experienced management and the potential for profitable growth in exchange for our securities. Pursuant to this objective, on January 16, 2004, we entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which we, through our wholly-owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation ("Merger Sub"), acquired Digital Learning Institute, Inc., a privately held Delaware corporation ("DLI") in exchange for shares of our Common Stock (the "Merger").

      We are now a for-profit continued education company that leverages existing universities' (course credits) accreditations, and campuses to provide training and education. We currently have enrolled students in our trade and vocations schools.

      Our strategy is to grow our enrollment base under our existing course offerings utilizing our proprietary learning management software. In addition, we are now selling our learning management system to other schools, colleges and businesses.

      We are looking to increase our enrollment base, add to our curriculum offerings and supplement our accreditations offerings through our recent acquisition of McKinley University, as well as additional planned acquisitions of small vocational schools. The acquisition gives us more breadth in course offerings through the school's accreditations and business class offerings while using its scaleable education software application to conduct courses over the Internet.

Recent Events

      On April 30, 2004, we entered into an agreement to acquire all the outstanding shares of Global Computer Systems, Inc. ("Techconsults.net"). Techconsults.net develops and markets informational technology training courses to business organizations and universities. This transaction will close in the fourth quarter of this year. We are awaiting receipt of the approval to the change ownership that will result from this acquisition from the California Bureau of Private Postsecondary Vocational Education. Although we anticipate no impediment to obtaining approval to the change-in-control application that would result from the acquisition, we intend to waive the approval condition and formally close this transaction irrespective of whether such approval is received. Effective September 1, 2004, we took over the management responsibilities of Techconsults.net.

      Our agreement to acquire Medical Career College ("MCC") lapsed on June 29, 2004. We are in the process of renegotiating the agreement and cannot determine at this time whether an agreement will result.

      On September 23, 2004, we completed a reincorporation from the State of Nevada to the State of Delaware.

      In October 2004, we launched our new product known as Virtual University Appliance. This new product is a hardware/software combination. This product was developed in-house and we believe that it will allow us to penetrate a much broader market for students in the internet/eLearning educational environment. We also believe that the product will allow us to market this innovation directly to other vocational schools, colleges, universities and business that want to provide an eLearning training methodology to augment existing teaching formats.

      During the third quarter we received approval as a Title IV Educational Institution from the Department of Education. We believe this will allow our students to qualify for federal grants and loans and should permit us to enroll a larger number of students.

      We lost a significant revenue source from our telecom seminar classroom business during the third quarter. This was a result of policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us. This impacted our third quarter results and we have no assurance that this business can be easily replaced. We did, however, received approval from the California Bureau Private Post Secondary Education to operate our own vocational school at our facility located in Torrance, California and are now engaged in aggressively promoting and marketing our own telecom and medical training programs directly to students and corporate clients to replace the business drop off from this major partner. We anticipate that by the first quarter of 2005 we may be positioned to generate substantial new business to replace the business lost in this quarter.

      Our subsidiary Software Education of America, Inc. ("SEA"), continued to lose money and was a continuing drain on cash resources during the third quarter. We have had numerous personnel changes at SEA, including the resignation of Mr. Dan Day, its school director. Mr. Day was replaced by Ms. Arlene Almaleh, who was a former school president at Bryman College.

Critical Accounting Policies

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

      Revenue Recognition. Revenues consist primarily of tuition and fees derived from courses taught in our school. Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. In the second quarter of 2004 we began to receive prepaid tuition. Prepaid tuition is the portion of payments received but not earned. This prepaid tuition will be reflected as a current liability in our consolidated balance sheets as this amount would be expected to be earned within the next 12 months from the date of prepayment.

      Marketing and Advertising Expense. Marketing and advertising costs are generally expensed as incurred. Marketing and advertising expenses consist primarily of training vouchers and other promotional items offered to students and/or third party organizations that we have retained to administer marketing activities.

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. We generally write-off accounts receivable balances deemed uncollectible as they are sent to collection agencies.

      Intangible Assets. We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We have adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and do not amortize goodwill. We assign values to other intangible assets, such as curriculum, trade names and accreditation. Although we believe our intangible assets are fairly stated, changes in strategy or market conditions could significantly impact the reported values of intangible assets which could result in future reductions to earnings and require adjustments to asset balances.

      Deferred Taxes. We currently have deferred income tax assets, which are subject to periodic recoverability assessments. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income reduced by deferred income tax liabilities. We evaluate the realizability of our deferred tax assets periodically.

      Stock-based Compensation. We account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to options issued to employees and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." No stock-based employee compensation cost is reflected in net income. All stock options, stock appreciation rights or other common stock based securities granted are accounted for under fixed accounting and have an exercise price equal to the market value of the underlying common stock on the date of grant.

Results of Operations - Three and Nine Months Ended September 30, 2004 and
2003**


                                         Three months ended September 30,    Nine months  ended September 30,
                                              2004              2003              2004              2003
                                         --------------    --------------    --------------    --------------
                                                    (Unaudited)                         (Unaudited)

REVENUES                                 $      906,241    $    1,006,320    $    3,371,838    $    3,939,340
                                         --------------    --------------    --------------    --------------

OPERATING EXPENSES:
Educational services                            418,570           284,716           867,326         1,250,501
General and administrative                      631,146           321,375         1,615,578           865,966
Depreciation expense                             39,581            12,266            92,507            50,474
Marketing and advertising                       333,715           262,074           912,313         1,047,399

                                         --------------    --------------    --------------    --------------
Total Operating Expenses                      1,423,012           880,431         3,487,724         3,214,340
                                         --------------    --------------    --------------    --------------

INCOME (LOSS) FROM  OPERATIONS                 (516,771)          125,889          (115,886)          725,000

OTHER INCOME (EXPENSE)
Shell acquistion costs                               --                --          (213,362)               --
Interest expense                                (51,974)           (4,677)         (148,789)          (69,253)
Interest expense - non-cash
beneficial conversion feature
charge                                               --                --        (3,000,000)               --
                                         --------------    --------------    --------------    --------------
        Total Other Income (Expense)            (51,974)           (4,677)       (3,362,151)          (69,253)
                                         --------------    --------------    --------------    --------------

NET INCOME (LOSS) BEFORE  INCOME TAXES         (568,745)          121,212        (3,478,037)          655,747
Income tax (benefit) expense                    (29,094)           69,412           (27,258)          243,431
                                         --------------    --------------    --------------    --------------

NET INCOME (LOSS)                        $     (539,651)   $       51,800    $   (3,450,779)   $      412,316
                                         ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER COMMON
SHARE, BASIC AND DILUTED                 $        (0.03)   $         0.00    $        (0.17)   $         0.02
                                         ==============    ==============    ==============    ==============

Weighted Average Number of
Common Shares Outstanding,
Basic and Diluted                            19,804,024        17,372,839        19,804,024        17,372,839
                                         ==============    ==============    ==============    ==============

**The results of operations for the period ended September 30, 2003 are those of Digital Learning, Inc., our wholly-owned subsidiary. Prior to the Merger with Digital Learning Institute, Inc. described above, we had no significant operations to report.

Three Months Ended September 30, 2004 and 2003

Revenues

      Revenues decreased by 10% to $906,241 in the third quarter of 2004 from $1,006,320 in the third quarter of 2003. The decrease was due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us. Revenue decreased by 38% to $906,241 in the third quarter of 2004 from $1,467,342 in the second quarter of 2004.

Operating Expenses

      Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses increased 62% to $1,423,012 in the third quarter of 2004 from $880,431 in the third quarter of 2003. We expect operating expenses to continue to increase as our revenue base expands and we strive to grow our operations.

      Educational services. Educational services expenses include direct operating expense of our school consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses increased to 46% of revenues in the third quarter of 2004 from 28% of revenues for the third quarter of 2003. Educational services expenses increased 47% to $418,570 in the third quarter of 2004 from $284,716 in the third quarter of 2003. The increase in costs and on a percentage basis was due to higher contract instructor salaries, books, classroom and instructor costs at SEA and we were unable to obtain efficiencies by matching student demand for classes with contract instructors, as we were unable to increase SEA's revenues to adjust.

      General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 70% of revenues for the in the third quarter of 2004 from 32% in the third quarter of 2003. General and administrative expenses increased 96% to $631,146 in the third quarter of 2004 from $321,375 in the third quarter of 2003. The increase in dollars and on a percentage basis was primarily due to professional costs incurred in connection with our public reporting requirements, increased payroll and payroll related expenses and absorbing the expenses of SEA on a consolidated basis.

      Marketing and advertising. Marketing and advertising expenses as a percentage of revenue increased to 37% in the third quarter of 2004 from 26% in the third quarter of 2003. Marketing and advertising expenses increased 27% to $333,715 in the third quarter of 2004 from $262,074 in the third quarter of 2003. The increase in dollars and on a percentage basis was primarily due to a failure to achieve marketing efficiencies as we absorbed SEA's marketing costs and increased advertising expenditures to launch our Virtual University Appliance product.

      Income (loss) from operations. Loss from operations was $516,771 in the third quarter of 2004, as compared to a profit of $125,889 in the third quarter of 2003, or a negative differential of 510%. This loss constituted 57% of gross revenues in the third quarter of 2004 compared to a profit of 13% of revenues for the third quarter of 2003. The reduction in income both in dollars and on a percentage basis resulted primarily from a significant revenue decline in our telecom seminar classroom business because of policy changes implemented by customers of one of our major partners was unable to outsource seminar training to us, as well as the incurring of higher professional expenses relating to compliance with public reporting requirements, increases in the general and administrative costs, costs incurred in the building of a marketing infrastructure to launch our Virtual University Appliance product and the failure of SEA to meet revenue expectations.

      Net income (loss). We incurred a net loss of $539,651 in the third quarter of 2004, as compared to net income of $51,800 in the third quarter of 2003. The loss relates primarily to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us, from higher professional costs related to public reporting requirements, an increase in the general and administrative expenses as we continued to build our marketing infrastructure to launch our Virtual University Appliance product and the absorption of losses by SEA on a consolidated basis.

Nine Months Ended September 30, 2004 and 2003

Revenues

      Revenues decreased 14% to $3,371,838 in the first nine months of 2004 from $3,939,340 in the same period of 2003. The decrease was due to the fact that revenues in the first quarter of 2003 included a transaction pursuant to which one of our customers had an extraordinary amount of funding available on a one-time basis to train a substantial number of students in that quarter. This sales opportunity accounted for $530,000 of the additional revenue for the first quarter of 2003, which was not repeated in the first quarter of 2004. In addition, we suffered significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Operating Expenses

      Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses increased 8% to $3,487,724 in the first nine months of 2004 from $3,214,340 in the same period of 2003. This increase in operating expenses was primarily due to the increase in advertising and marketing expenses incurred in connection with the launch of our Virtual University Appliance product in the third quarter and in absorbing the costs of SEA on a consolidated basis. We expect our operating expenses to increase as our revenue base expands and we strive to grow our operations.

      Educational services. Educational services expenses include direct operating expense of our school consisting primarily of contract salaries, occupancy and supplies expenses and bad debt expense. As a percentage of revenues, educational services expenses decreased to 26% of revenues in the first nine months of 2004 from 32% of revenues for the same period of 2003. Educational services expenses decreased 31% to $867,326 in the first nine months of 2004 from $1,250,501 in the same period of 2003. The decrease in costs was due to a decrease in revenues in the third quarter. We expect to incur increased educational services expenses as we grow our operations.

      General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 48% of revenues for the first nine months of 2004 from 22% in the same period of 2003. General and administrative expenses increased 87% to $1,615,578 in the first nine months of 2004 from $865,966 in the same period of 2003. The increase in dollars and on a percentage basis was primarily due to professional costs incurred in connection with our public reporting requirements, increased payroll and payroll related expenses and absorbing the expense of SEA on a consolidated basis. We expect general and administrative expenses to increase as we grow our infrastructure to support planned growth.

      Marketing and advertising. Marketing and advertising expenses as a percentage of revenue decreased to 26% in the first nine months of 2004 from 27% in the same period of 2003. Marketing and advertising expenses decreased 13% to $912,313 in the first nine months of 2004 from $1,047,399 in the same period of 2003. The decrease in dollars was due to the decrease in revenues in the third quarter. We expect marketing and advertising costs to increase as we support a higher level of growth.

      Income from operations. Income from operations decreased 116% to a loss of $115,886 in the first nine months of 2004 from income of $725,000 in the same period of 2003. As a percentage of revenues, loss from operations was 3% of revenues in the first nine months of 2004 from income of 18% of revenues for the same period of 2003. The decrease in dollars and on a percentage basis relates primarily to higher professional cost and other costs related to public reporting and other increases in general and administrative expenses as we continue to build our infrastructure. The decrease is also attributable to the fact that the revenues in the first quarter of 2003 included a transaction pursuant to which one of our customers had an extraordinary amount of funding available on a one-time basis to train a substantial number of students in that quarter. This sales opportunity accounted for $530,000 of the additional revenue for the first quarter of 2003, which was not repeated in the first quarter of 2004. The decrease is also due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

      Net income (loss). We incurred a net loss of $3,450,779 in the first nine months of 2004, as compared to net income of $412,316 in the same period of 2003. This was due to a cash expense charge of $216,362 related to acquisition costs incurred in connection with our reverse merger in January and $3,000,000 in a non-cash non-recurring investment expense charge incurred in connection with our debenture financing completed in February 2004. We are required to take the $3,000,000 non-recurring, non-cash charge due to the beneficial conversion feature of these convertible notes. The net loss is also due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us, from higher professional costs related to public reporting requirements, an increase in the general and administrative expenses as we continued to build our marketing infrastructure to launch our Virtual University Appliance product and the absorption of losses by SEA on a consolidated basis.

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

Liquidity and Capital Resources

      Historically, we have financed our cash flow requirements through the issuance of debt and equity securities and cash generated from operations. As of September 30, 2004 we had cash and cash equivalents of $1,265,295, as compared to $143,721 as of December 31, 2003.

      In February 2004, we issued $3,000,000 of seven-year convertible debentures bearing interest at 7% per annum. The debentures are convertible, at the holder's option, into shares of our Common Stock at a rate of $0.4478 per share, entitling the holders to 6,699,833 shares of our Common Stock.

      Cash flows used in operating activities amounted to $311,911 in the first nine months of 2004 compared to $628,832 generated in the same period of 2003. The decrease was primarily due to decreases in accrued compensation and income taxes payable.

      Cash flows used in investing activities amounted to $1,109,400 in the first nine months of 2004 compared to $632,700 in the first nine months of 2003.

      Cash flows provided by financing activities for the first nine months of 2004 was $2,542,885 compared to $3,376 for the first nine months of 2003. The increase was due primarily to proceeds of $3,000,000 from the sale of convertible debentures in February 2004.

      We believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements through at least 2005. If our cash needs exceed our current expectations we may need to raise additional capital through public or private equity offerings or debt financings. If cash generated from operations is insufficient to satisfy our liquidity requirements and we cannot raise needed funds on acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

                                  RISK FACTORS

      On January 16, 2004, we entered into an Agreement and Plan of Merger, pursuant to which we, through our wholly-owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation, acquired Digital Learning Institute, Inc., a privately held Delaware corporation ("DLI") in exchange for shares of our Common Stock (the "Merger"). Following the Merger, we altered our business strategy and are now a for-profit continued education company. The following risk factors reflect this new business strategy.

Risks Related To Our Business

Our success depends in part on our ability to expand the content of our existing programs and develop new programs in a cost-effective manner and on a timely basis.

      Our success depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner, and meet our students' needs in a timely manner. The expansion of our existing programs and the development of new programs may not be accepted by our students or the online education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our students require or as quickly as our competitors.

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

      Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Due to the sensitive nature of the information contained on our networks, such as students' grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against he threat of these security breaches or to alleviate problems caused by these breaches.

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

We depend on the continued services of our executive officers and the loss of a key executive could severely impact our operations.

      The execution of our present business plan depends on the continued services of Aurangzeb Bhatti, our Chief Executive Officer and President, and Umesh Patel, our Chief Financial Officer. While we have an employment agreement with each of them, the loss of any of their services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

      We plan to further extend and develop our presence partially through acquisitions of entities offering related services in the post-secondary education market. We have a limited amount of experience acquiring companies and the companies we have acquired have been small. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

      o the need to implement or remediate controls, procedures and policies appropriate for a larger company at companies that prior to the acquisition lacked these controls, procedures and policies;

      o diversion of management time and focus from operating our business to acquisition integration challenges;

      o cultural challenges associated with integrating employees from the acquired company into our organization;

      o dependence on co-investors or controlling stockholders for performance of any joint venture or similar arrangement that we make that is not subject to our control;

      o     retaining employees from the businesses we acquire; and

      o the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management.

      The anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

Our future success depends in part on our ability to successfully sell and deliver our Virtual University Appliance product.

      We have invested substantial human and capital resources in the development of our proprietary Virtual University Appliance product. We can provide no assurance that this product will be well received by our target market. If the product is not well received, our operating results will be adversely affected.

We may fail to protect adequately our proprietary technology, which would allow competitors to take advantage of our efforts.

      We rely upon proprietary know-how and continuing technological innovation to remain competitive. We protect this information with reasonable security measures, including the use of confidentiality agreements with our consultants and corporate collaborators. It is possible that these individuals will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our know-how and other technology may otherwise become known or be independently discovered by our competitors.

Our products and services could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if is not successful, could cause us to pay substantial damages and prohibit us from selling our products or servicing our clients.

      We cannot be certain that our technology and other intellectual property does not infringe upon the intellectual property rights of others. Authorship and priority of intellectual property rights may be difficult to verify. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

      If our products violate third-party proprietary rights, we cannot assure you that we would be able to arrange licensing agreements or other satisfactory resolutions on commercially reasonable terms, if at all. Any claims made against us relating to the infringement of third-party propriety rights could result in the expenditure of significant financial and managerial resources and injunctions preventing us from providing services. Such claims could severely harm our financial condition and ability to compete.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

      Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management's assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

Our business is subject to reporting requirements that are currently evolving and, once established, could substantially increase our operating expenses and divert management's attention from the operation of our business.

      Because our Common Stock is publicly traded, we are subject to a variety of rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the OTC Bulletin Board, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. As certain rules are not yet finalized, we do not know the level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules is likely to require the commitment of significant financial and managerial resources. As a result, our management's attention might be diverted from other business concerns, which could negatively affect our business.

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

      Although our Common Stock trades on the OTCBB a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

      o     the issuance of new equity securities;

      o     changes in interest rates;

      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o     variations in quarterly operating results;

      o     change in financial estimates by securities analysts;

      o     the depth and liquidity of the market for our Common Stock;

      o investor perceptions of our company and the technologies industries generally; and

      o     general economic and other national conditions.

Our stock price is volatile and could decline in the future.

      The price of our Common Stock has been volatile in the past and will likely continue to fluctuate in the future. We believe that a number of factors, both within and outside our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of the our Common Stock:

      o our ability to obtain additional financing and, if available, the terms and conditions of the financing;

      o     our financial position and results of operations;

      o     developments with our collaborators, if any;

      o developments concerning our intellectual property rights or our those of our competitors (including litigation);

      o     status of litigation, if any;

      o     period-to-period fluctuations in our operating results;

      o changes in estimates of the our performance by any securities analysts;

      o new regulatory requirements and changes in the existing regulatory environment; and

      o     market conditions for education stocks in general.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

      Our Common Stock is considered to be a "penny stock". The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less that $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities ad, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

      Stockholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

      o control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      o manipulation of prices though prearranged matching of purchases and sales and false and misleading press releases;

      o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      o excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those with consequent investor losses.

Broker-dealer requirements may affect trading and liquidity.

      Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

      Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transaction in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of September 30, 2004, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

            2.5 Agreement for Purchase and Sale of Stock, dated as of January 13, 2004, by and among Digital Learning Institute, Inc. Daniel
                  C. Day, Jeff Day and Software Education of America, Inc.

            10.5 Commercial Lease Agreement, dated as of October 1, 2003 by and between AU Investments and Digital Learning Institute, Inc.

            31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 22, 2004               DIGITAL LEARNING MANAGEMENT CORPORATION


                                      /s/ Aurangzeb Bhatti
                                      ------------------------------------------
                                          Aurangzeb Bhatti
                                          President
                                          (Duly Authorized Officer and
                                          Principal Executive Officer)

                                      /s/ Umesh Patel
                                      ------------------------------------------
                                          Umesh Patel
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)