Form 10KSB
period 2004-12-31
DIGITAL LEARNING
filed 2005-05-20
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26293

DIGITAL LEARNING MANAGEMENT CORPORATION
(formerly FreePCSQuote.Com, Inc.)

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0420306 (I.R.S. Employer Identification Number)

19950 Mariner Avenue Torrance, California	90503 (Zip Code)
(Address of principal executive offices)
(310) 921-3444 (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:    None

        Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

        Issuer's revenues for its most recent fiscal year:    $3,711,440

        Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Common Stock was sold on the Over-the-Counter on May 11, 2005: $1,010,201. The voting stock held by non-affiliates on that date consisted of 5,385,127 shares of Common Stock.

        Number of shares outstanding of each of the issuer's classes of common stock at May 11, 2005:

Common Stock:   20,204,022        Preferred Stock:    0

        The registrant has incorporated by reference into Part III of this Form 10-KSB portions of its definitive proxy to be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

        Transitional Small Business Disclosure Format (check one)    Yes ☐ No ☒

FORM 10-KSB INDEX

-i-

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Digital Learning Management Corporation (formerly FreePCSQuote.Com, Inc.). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Digital Learning Management Corporation, a Delaware corporation (hereinafter sometimes referred to as the “Company,” “we,” “us,” and “our”), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2003.

An objective of management became the acquisition of an operating company with experienced management and the potential for profitable growth in exchange for our securities. Pursuant to this objective, on January 16, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we, through our wholly-owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”), acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) in exchange for shares of our Common Stock (the “Merger”). Upon consummation of the Merger, Aurangzeb Bhatti was named President and a Director, Umesh Patel was named Vice President and a Director and Al Jinnah was named Secretary. Eric Borgerson resigned as our President and sole Director.

Description of the Company Post-Merger

DLI is a for-profit continued education company that leveraged existing universities’ (course credits) accreditations, and campuses to provide training and education. The company enrolls active students though several different Vocational Schools, Colleges and Universities. Our business strategy during 2004 was to grow our enrollment base under our existing course offerings and to reduce the cost of learning through our proprietary Learning Management Software called ‘CourseMate’.

During 2004 we sought to increase our enrollment base, add to our curriculum offerings and supplement our accreditations offerings through our acquisition of McKinley University in 2003, as well as additional planned acquisitions of small vocational schools. The acquisitions were based on our belief that we would have more breadth in course offerings through the school’s accreditations and business class offerings while using our scaleable education software application to conduct courses over the Internet. In March 2005 we decided to discontinue and exit the traditional vocational training business and direct substantial proportion of our resources and concentrate our focus on our proprietary On-Line learning solution products, training and education.

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

A major portion of the proceeds from the convertible notes were used to complete the acquisition of two Vocational Training Schools, Software Education of America, Inc. (SEA), and Global Computer systems, Inc. (Global). SEA discontinued all operations in March 2005 and Global substantially reduced operations in March 2005.

DLI entered into an agreement to acquire SEA on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI.

We entered into an agreement to acquire Global on April 30, 2004. The transaction was subject to approval of the change-of-control of Global from the BPPVE and the ACCSCT. As of September 1, 2004, DLI assumed responsibility for the marketing and managing of Global sales and providing working capital. DLI advanced funding to Global pending final closing of the transaction, which occurred on November 15, 2004.

On February 27, 2004, we raised a total of $3,000,000 from three investors in an offering of 7% convertible debenture notes through a private placement. The terms of the debentures are for a period of 7 years. Interest accrues at 7% per annum and is due and payable monthly beginning April 1, 2004. The debentures mature on February 27, 2011, at which time all remaining unpaid principal and interest will be payable in full. If the debentures are not sooner redeemed or converted as provided in the loan, commencing February 27, 2007 and continuing on the first day of each successive month prior to maturity, we will pay to the lenders monthly principal installments of $10 per $1,000 of the then remaining principal balance. These debentures are convertible, at the holder’s option, into common stock at a rate of $0.4478 per share, entitling the holders to 6,699,833 shares of our common stock.

On March 19, 2004, we effectuated our name change from FreePCSQuote.Com, Inc. to Digital Learning Management Corporation and a 7.8680269:1 forward split of our Common Stock. In connection with the name change, our trading symbol on the Over-the-Counter Bulletin Board (the “OTCBB”) changed from “FPQT” to “DGTL.”

In April 2004, the Company changed from Nevada to Delaware as its place of incorporation.

On February 22, 2005 the Company was served with notice of default under its $3.0 million convertible notes.

On February 22, 2005 Robert Pearson resigned as a director. On February 28, 2005, Richard Rappaport resigned as a director.

On March 16, 2005, we decided to discontinue operations at our vocational schools and our acquisition strategy of accredited vocational schools and campuses. In connection with this change in business strategy, we decided to close the operations of SEA and substantially reduced operations of Global.

As of April, 2005, the principal shareholders have loaned the Company $264,000 to keep the Company operating.

Business and Operations

After the merger with FreePCSQuote.Com, we operated as a for-profit continued education company that leveraged existing schools and university accreditations (course credits), and campuses to provide vocational training and education. We had enrolled active students though several different vocational schools, colleges and universities. Our strategy was to grow our enrollment base under our existing course offerings and to reduce the cost of learning through implementing our proprietary Learning Management Software which we branded under the name ‘CourseMate’.

We were also looking to increase our enrollment base, add to our curriculum offerings and supplement our accreditations offerings through additional acquisitions of small vocational schools. The acquisitions were based on our belief that the company would have more breadth in course offerings through the school’s accreditations and business class offerings while using its scaleable education software application to conduct courses over the Internet.

In March 2005 the Company closed its vocational schools and stopped offering In-Class vocational training. We are now a provider of enterprise e-learning solutions and related services to the education industry, government agencies and corporate clients. Our patented Virtual University Appliance (“VU Appliance”) is a state-of-the-art hardware and software package which incorporates our CourseMate Virtual University System.

The VU Appliance product, which was introduced by the Company in October 2004, is a pre-packaged and “turn-key” hardware and software solution designed to address the e-Learning needs of corporations and educational institutions. It is a comprehensive "out-of-the-box" virtual learning solution that allows customers to quickly create 100% web-based virtual learning environments. The platform allows customers to create, publish and deliver courseware for e-Learning in addition to managing their traditional classroom learning environment. The Company utilizes its acquired United States Patent (Provisional) in its VU Appliance. The Company believes its success in the future lies in successfully marketing, selling and improving its VU Appliance product and related services. The Company intends to remain focused on further developing and adding to its intellectual property assets, utilizing its expertise to help the online learning initiatives of its customers with e-Learning systems solutions.

The VU Appliance is feature-rich and allows corporations, educational institutions and industry associations to create web-based virtual e-learning environments very quickly and inexpensively. The appliance is a standard rack mounted device and comes pre-configured with the following software:

▪	Course Builder - a software for creating/aggregating content for courses

▪	Courseware Repository - for storing all the courses and tracking their usage

▪	Learning Management and Registration System (LMS) - for registering and tracking Online as well as traditional in-class and web-cast students

▪	Online Exams Server - for creating comprehensive Exams, Quizzes and exercises

▪	Online Evaluations Server - for Students Evaluations, Instructor Evaluations, and other progress/quality tracking features

▪	Collaboration Server for Online Discussion Forums & Chat Sessions

▪	Online Marketing Server - for promoting new courses and recruiting Instructor/Mentors

The Appliance solution can accept content created in multiple formats and presents that content over the Internet or Intranet. All interaction and administration is performed with a web browser. The appliance can be placed at the clients locations behind the fire wall or housed and managed at any remote hosting location. Our clients can use our hard-software solution to integrate technology into the education experience and campus life as well as in government and corporate training environments. Our products support activities such as professor or trainer assigned digital material on class or a corporate website, student collaboration with peers or complete research online; an administrator managing a departmental website; or a merchant conducting cash-free transactions with students or employees and faculty through pre-funded debit accounts. Our target clients include government agencies, colleges, universities, vocation schools, other education providers and corporations, as well as textbook publishers and education-focused merchants who serve these education providers and training entities.

We expect to generate revenues from sales of our VU Appliance product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Our product revenues consist of bundled hard-software product sales, annual licensing fees, client hosting engagement. We typically sell our licenses and hosting services under annually renewable agreements, and our clients generally pay the annual fees in the beginning of the annual contract term.. Billing from these revenues are recognized as deferred revenues and are then recognized ratably into revenue over the contract term. Our product sale revenues are recognized upon the shipment of the product to our customers.

We derive professional services revenues primarily from training, implementation, installation and other consulting services. All our professional services revenues are on time and material and are recognized as the services are performed.

Competition

The market for e-Learning systems is very competitive and there are several products in the market from large and well capitalized companies such as SumTotal™, eCollege™, Blackboard™ and WebCT™ and several others. These companies have far greater resources than us and therefore can make our entry in the e-Learning systems marketplace difficult. With this in mind, there can be no assurance that we will succeed in our business objectives.

Patents

We have obtained a United States Provisional Patent on our Virtual University Appliance product. The preliminary patent was granted on December 12, 2004. The patent is for a hardware and software combination designed to make e-Learning easier to implement. We have capitalized the cost of the development of this product at $360,000 for the past two years. We believe our patent is designed to bring simplicity to complexity and make e-learning initiatives easier to implement by packaging and tying all e-learning components and their related processes together in our VU Appliance.

Growth Strategy

We seek to capitalize on our position as a low-cost provider in our market to grow our business by supporting several significant aspects of education, including on-line teaching, on-line learning, commerce and faculty and student affairs. Key elements of our growth strategy include:

Increasing penetration of the U.S. postsecondary education and Corporate market. As of December 31, 2004, we have packaged our suite of e-Learning products as a ‘turn-key’ appliance targeted towards mid-sized and smaller postsecondary institutions and corporate accounts. We intend to capitalize on our ability to rapidly deliver a fully functional e-Learning platform for under $30,000.

Growing annual hosting revenues. We intend to increase annual hosting revenues with clients by selling new hosting contracts and upgrading existing contracts, cross-selling complementary applications and focusing on client satisfaction.

Offering new products to our target markets. Using feedback gathered from our clients and our sales and technical support groups, we intend to continue to develop and offer new upgrades, applications and application suites to increase our presence on campuses and expand the value provided to our clients.

Increasing sales to international postsecondary education institutions and Corporations. We intend to continue to expand sales and marketing efforts to increase sales of our applications to international postsecondary education institutions as well as Corporations.

Pursuing strategic relationships and acquisition opportunities. We intend to continue to pursue strategic relationships with, acquisitions of, and investments in, companies that enhance the technological features of our products, offer complementary products, services and technologies, or broaden the scope of our product offerings into other areas.

Industry Overview

We believe that the global education industry is large, complex and changing rapidly, due in part to the accelerating adoption of information technology. According to the U.S. Department of Education, overall annual spending on education in the United States, including postsecondary and K-12 education, was $745 billion in the 2001-2002 school year. In addition, Gartner, Inc., an independent market research firm, estimates that worldwide spending on hardware, internal services, information technology services and software in the education industry was $34.0 billion in 2003.

Colleges, universities, schools, government agencies and other education providers in the United States and many other countries are under increasing pressure to accommodate the rising number of students and working adults seeking education and to provide more flexible and efficient methods of delivering education services. In response, we believe that many institutions are seeking to utilize technology and Internet-based applications to improve learning, flexibility and their overall competitiveness in attracting and serving technology-oriented students. One such application is online distance learning. Eduventures, Inc., an education consulting and research firm, estimates that 350,000 students, or slightly less than 2% of the total postsecondary student population, were enrolled in online distance learning programs in 2002 and that this market will grow from $2.5 billion in the 2002-2003 school year to more than $4.2 billion in the 2004-2005 school year, representing a compound annual growth rate of 31%.

Seasonality

Our business is somewhat seasonal. Highest enrollment and revenues typically occur during the fall back-to-school period. Slightly lower enrollment is experienced in the spring, and the lowest enrollment generally occurs during the summer months. Results of operations going forward may reflect this seasonal enrollment pattern.

Employees and Labor Relations

We currently have two full-time employees and seven contract employees with whom our labor relations are good.
Legislative Actions and Potential New Accounting Pronouncements

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase the expenses that we report under Generally Accepted Accounting Principles and could adversely affect operating results.

ITEM 2. DESCRIPTION OF PROPERTIES

Corporate Headquarters. Our executive offices are located at 19950 Mariner Avenue, Torrance, California 90503. We lease approximately 19,833 square feet of office space at this location under a five-year lease, which expires in September 2008.

We have reached tentative agreement with our landlord (a related party) to vacate the present premises and relocate to smaller offices in order to considerably reduce our costs.

ITEM 3. LEGAL PROCEEDINGS

Software Education of America, Inc. (SEA), a wholly owned subsidiary of the Company, filed a voluntary petition in United States Bankruptcy Court for the Central District of California on March 30, 2005 under chapter 7 of the Bankruptcy Code. The filing was necessitated because SEA was running up losses which could not be sustained.

On February 2, 2005, Cyber Properties, LLC filed an unlawful detainer action against Global Computer Systems, Inc., in Orange County Superior Court. One of our subsidiaries, Global Computer Systems, Inc., signed a settlement agreement, whereby it agreed to pay $24,950 for rent owed on its offices premises, which it vacated at the end of February 2005. No judgment will be entered unless the Company defaults on the rent payments.

On November 9, 2004, Wells Fargo Bank filed a complaint in Orange County Superior Court against Software Education of America (“SEA”), a subsidiary of the Company, alleging SEA’s default on a line of credit in the aggregate amount of approximately $158,000. Wells Fargo Bank is seeking damages in the amount of approximately $158,000, plus interest and attorney’s fees. The line of credit is guaranteed by the former owners of SEA (the “Guarantors”), who have been named as co-defendants in the complaint. The Guarantors filed a cross-complaint against the Company on February 4, 2005 for indemnity relating to the line of credit, as well as indemnity in the amount of approximately $73,000 for claims relating to credit card balances that the Company is obligated to repay pursuant to the terms of its acquisition of SEA. The cross complaint further alleges a breach of an employment agreement between the Company and Daniel Day, one of the Guarantors, and seeks damages in the amount of approximately $100,000, plus attorney’s fees against the Company. Additionally, the cross complaint alleges a loss of credit cause of action by each of the Guarantors against the Company in the aggregate amount of approximately $300,000, plus attorney’s fees. The Company intends to file a cross-complaint against the Guarantors for misrepresentation and against the accountants of the Guarantors for professional negligence in preparing the audit upon which the Company relied in its acquisition of SEA.

One of the other guarantors of the line of credit filed a cross-complaint against the Company on March 1, 2005 for indemnity in the amount of approximately $158,000, plus attorneys’ fees. The cross complaint also alleges a default on separate note by SEA in the amount of approximately $9,000. The prior shareholders of SEA have also filed a cross-complaint for indemnity on the Wells Fargo loan and for damages for breach of employment contract in the amount of $100,000 and other obligations undertaken by Digital Learning Institute, Inc. (DLI) under the acquisition agreement. There is also a tortuous claim made for loss of credit. DLI has answered all these complaints and cross complaints and denied liability, together with the filing of a cross complaint against these shareholders for breach of contract and fraud, and against the accountants, who prepared the financial statements of SEA prior to the acquisition, for negligence. DLI is seeking recovery of the damages it has suffered as a result of these breaches of contract and torts committed relating to the transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

Our Common Stock is traded on the OTCBB under the symbol “DGTL”. Prior to March 19, 2004, our Common Stock traded under the symbol “FPQT”. The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Common Stock, as reported by OTCBB:

	High		Low
2003
First quarter (1)	$	N/A	$	N/A
Second quarter (1)	$	N/A	$	N/A
Third quarter (1)	$	N/A	$	N/A
Fourth quarter		$5.50		$0.10
2004
First quarter		$9.00		$3.05
Second quarter		$2.0		$1.15
Third quarter		$1.25		$0.30
Fourth quarter		$0.96		$0.33

(1)	There were no purchases or sales of our Common Stock during the first three quarters ended December 31, 2003, and no posted bid or ask.

On May 11, 2005, there were 26 holders of record of our Common Stock and no holders of record of our Preferred Stock. For information concerning historical dividends and our dividend policy, see "Item 6—Management's Discussion and Analysis or Plan of Operation—Dividends and Distributions."

On October 1, 2004 the Company issued 300,000 fully paid common shares from treasury to Linear Group, LLC nominees as consideration for marketing and public relation services to be provided. This agreement expires on April 06, 2006. In April 2005, the Company agreed to issue to Daniel Madoni 500,000 fully paid common shares as a bonus for software consultancy work performed in the future and as an incentive for consulting work to be performed in the future. Refer to Item 11 below for information with respect to our equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this Report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

Overview

Digital Learning Management Corporation, a Delaware corporation (hereinafter sometimes referred to as the “Company,” “we,” and “us”), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2003.

An objective of management became the acquisition of an operating company with experienced management and the potential for profitable growth in exchange for our securities. Pursuant to this objective, on January 16, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we, through our wholly-owned subsidiary, FPQT Acquisition Corporation, a Nevada corporation (“Merger Sub”), acquired Digital Learning Institute, Inc., a privately held Delaware corporation (“DLI”) in exchange for shares of our Common Stock (the “Merger”). Upon consummation of the Merger, Aurangzeb Bhatti was named President and a Director, Umesh Patel was named Vice President and a Director and Al Jinnah was named Secretary. Eric Borgerson resigned as our President and sole Director.

Change in Business Strategy

Effective March 16, 2005, the Company decided to discontinue operations at its vocational schools and will no longer pursue acquisitions of accredited vocational schools and campuses going forward. The Company will continue to focus on its online e-Learning systems and related services strategy, with sales and services focused around its VU Appliance product, training and education.

The VU Appliance product, which was introduced by the Company in October 2004, is a pre-packaged and “turn-key” hardware and software solution designed to address the e-Learning needs of corporations and educational institutions. It is a comprehensive "out-of-the-box" virtual learning solution that allows customers to quickly create 100% web-based virtual learning environments. The platform allows customers to create, publish and deliver courseware for e-Learning in addition to managing their traditional classroom learning environment. The Company utilizes its acquired United States Patent (Provisional) in its VU Appliance. The Company believes its success in the future lies in successfully marketing, selling and improving its VU Appliance product and related services. The Company intends to remain focused on further developing and adding to its intellectual property assets, utilizing its expertise to help the online learning initiatives of its customers with e-Learning systems solutions.

Late Filing of Annual Report on Form 10-K

Due to our liquidity crisis, we may not be able to file our Annual Report on Form 10-KSB on a timely basis. Such failure may cause us to be delisted by the OTC Bulletin Board and could adversely affect our ability to raise additional needed funds.

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

Our operating expenses consists of costs of sale, research and development, sales and marketing expenses and general and administrative expenses. Major component of our cost of product revenue is the cost of the Appliance hardware. Cost of product revenues will also include amortized internally developed courseware content and technology available for sale, employee compensation and benefit for personnel related to hosting, support and product functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of out side professional services used in these functions. Our cost of professional services revenues include cost and compensation to employees and outside consultants who are involved in the performance of these services with our clients, as well as travel and related expense in facility rent, utilities and communication costs and depreciation expenses. All these costs are expensed as they are incurred. Our sales and marketing costs include cost and compensation including commissions to employees and outside consultants who are involved in the performance of these services with our clients, as well as travel and related expense in facility rent, utilities and communication costs and depreciation expenses and promotional items provided to students. All these costs are expensed as they are incurred. Our General and Administration costs include cost and compensation to employees and outside consultants who are involved in the performance of these services, including legal, finance and human resources expenses, as well as travel and related expense in facility rent, utilities and communication costs and depreciation expenses, these expenses include executive management compensation and benefits and expenses and Information Management Systems and its related human and product costs . All these costs are expensed as they are incurred.

Results of Operations—Years Ended December 31, 2004 and 2003

The following table sets forth certain statement of operations data for the years ended December 31, 2004 and 2003:

	Year Ended
	December 31,	December 31,
	2004	2003

REVENUES, net	$3,711,440	$4,551,087

OPERATING EXPENSES:
Educational services	1,229,156	1,507,081
General and administrative	2,626,994	1,289,372
Depreciation expense	59,997	74,475
Marketing and advertising	1,301,397	1,141,086
TOTAL EXPENSES	5,217,544	4,012,014

LOSS FROM OPERATIONS	(1,506,104)	539,073

OTHER EXPENSES:
Shell acquisition costs	(213,362)	--
Impairment of Goodwill	(1,187,853)	--
Interest expense	(564,158)	(48,334)
Interest expense, related party	--	(20,602)
Interest expense - non-cash beneficial
conversion feature charge	(3,000,000)	--
TOTAL OTHER EXPENSES	(4,965,373)	(68,936)

NET INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(6,471,477)	470,137
PROVISION (BENEFIT) FOR INCOME TAXES	(135,000)	214,773
NET INCOME (LOSS)	$(6,336,477)	$255,364

Revenues. We generated $3,711,440 in revenues in fiscal 2004, as compared to $4,551,087 in fiscal 2003. The material changes were primarily for two reasons. First, the two vocational schools that we acquired in 2004 continued to have losses which drained our financial and human resources. We were not able to integrate these vocational schools into our business model successfully. Second, three of our major Accredidation providers stopped using our services to perform contract training for their offsite extended education. As a result, we lost our main source of revenue and ran out of working capital.

Expenses. Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses increased 30% to $5,217,544 for the year ended December 31, 2004 from $4,012,014 in the same period of 2003. This increase in operating expenses was primarily due to the increase in advertising and marketing expenses incurred in connection with the launch of our Virtual University Appliance product in the third quarter and in absorbing the costs of SEA on a consolidated basis. We expect our operating expenses to increase as our revenue base expands and we strive to grow our operations.

Educational services. Educational services expenses include direct operating expense of our school consisting primarily of contract salaries, occupancy and supplies expenses. As a percentage of revenues, educational services expenses remained consistent at 33%. Educational services expenses decreased 18% to $1,229,156 for the year ended December 31, 2004 from $1,507,081 in the same period of 2003. The decrease in costs was due to a decrease in revenues.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 71% of revenues for the year ended December 31, 2004 from 28% in the same period of 2003. General and administrative expenses increased 104% to $2,626,994 in the year ended December 31, 2004 from $1,289,372 in the same period of 2003. The increase in dollars and on a percentage basis was primarily due to professional costs incurred in connection with our public reporting requirements, increased payroll and payroll related expenses and absorbing the expense of SEA on a consolidated basis.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue increased to 35% in the year ended December 31, 2004 from 25% in the same period of 2003. Marketing and advertising expenses increased 14% to $1,301,397 in the year ended December 31, 2004 from $1,141,086 in the same period of 2003. The increase in dollars was due to additional spending to marketing in an effort to increase revenue.

Impairment expense. Impairment expense in the year ended December 31, 2004 relates to the write off of goodwill generated with the acquisitions of SEA and Global. Due the SEA filing bankruptcy in March 2005 and the discontinuation of the operations of Global, we wrote off the goodwill from both these acquisitions as well as goodwill acquired in our acquisition of Mckinley University in 2003.

Income from operations. Income from operations decreased 379% to a loss of $1,506,104 in the year ended December 31, 2004 from income of $539,073 in the same period of 2003. As a percentage of revenues, loss from operations was 41% of revenues in the year ended December 31, 2004 from income of 12% of revenues for the same period of 2003. The decrease in dollars and on a percentage basis relates primarily to higher professional cost and other costs related to public reporting and other increases in general and administrative expenses as we continue to build our infrastructure. The decrease is also attributable to the fact that the revenues in the first quarter of 2003 included a transaction pursuant to which one of our customers had an extraordinary amount of funding available on a one-time basis to train a substantial number of students in that quarter. This sales opportunity accounted for $530,000 of the additional revenue for the first quarter of 2003, which was not repeated in 2004. The decrease is also due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Net income (loss). We incurred a net loss of $6,336,477 in the year ended December 31, 2004, as compared to net income of $255,364 in the same period of 2003. This was due to a cash expense charge of $213,362 related to acquisition costs incurred in connection with our reverse merger in January and $3,000,000 in a non-cash non-recurring investment expense charge incurred in connection with our debenture financing completed in February 2004. We are required to take the $3,000,000 non-recurring, non-cash charge due to the beneficial conversion feature of these convertible notes. The net loss is also due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us, from higher professional costs related to public reporting requirements, an increase in the general and administrative expenses as we continued to build our marketing infrastructure to launch our Virtual University Appliance product and the absorption of losses by SEA on a consolidated basis.

Liquidity and Capital Resources

We have generated minimal revenues during the period contained in this report from the sale of our Virtual University Product, which is the main component of our business strategy going forward. It is unknown when we Will generate any significant revenues. During our normal course of business, we may experience severe negative cash flows from operations, pending receipt of additional revenues.

If we are unable to successfully obtain additional financing, we will not have sufficient cash to continue operations. As of December 31, 2004, we had cash and cash equivalents of approximately $174,000. We will need to raise additional funds from either one or a combination of additional financings, exercise and/or conversion of outstanding securities, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. If we cannot effectuate financing transactions to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking protection under federal bankruptcy laws. We cannot assure you that we will be able to meet our future capital requirements.

Unless we arrange new financing in the amount of a minimum of $2.0 million through the issuance of additional equity or convertible notes through a private placement, we believe we will not have sufficient capital to finance our operations for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Dividends and Distributions

We have not paid any cash dividends to date. We intend to retain our future earnings, if any, and we do not anticipate paying cash dividends on either class of our stock in the foreseeable future.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. Investing in our common stock involves a high degree of risk. Any of the following factors could harm our business and future results of operation. As a result, the trading price of our common stock could decline and result in a partial or complete loss of your investment.

Risks Related to Our Business

We have only had a few profitable quarters and may never achieve sustained profitability.

Although we were profitable in 2003 on a net income basis, we have not been profitable in 2004, and may not be profitable in future periods, either on a short- or long-term basis. Our profitability was not attributed to any sales of our products. We incurred a net loss of ($6,336,477) for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $5,984,263. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

Providing enterprise software applications to the education industry is an emerging and uncertain business; if the market for our products fails to develop, we will not be able to grow our business.

Our success will depend on our ability to generate revenues by providing enterprise software applications and services to colleges, universities, schools, government agencies and other education providers. This market has only recently developed and the viability and profitability of this market is unproven. Our ability to grow our business will be compromised if we do not develop and market products and services that achieve broad market acceptance with our current and potential clients and their students and employees. The use of online education, transactional or content management software applications and services in the education industry may not become widespread and our products and services may not achieve commercial success. Even if potential clients decide to implement products of this type, they may still choose to design, develop or manage all or a part of their system internally.

Given our clients’ relatively early adoption of enterprise software applications aimed at the education industry, they are likely to be less risk-averse than most colleges, universities, schools, government agencies and other education providers. Accordingly, the rate at which we have been able to establish relationships with our clients in the past may not be indicative of the rate at which we will be able to establish additional client relationships in the future.

Our clients use our products to facilitate online education, which is a relatively new field; if online education does not continue to develop and gain acceptance, demand for our products could suffer.

Our success will depend in part upon the continued adoption by our clients and potential clients of online education initiatives. Some academics and educators are opposed to online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering courses online. Some of these critics, particularly college and university professors, have the capacity to influence the market for online education, and their opposition could reduce the demand for our products and services. In addition, the growth and development of the market for online education may prompt some members of the academic community to advocate more stringent protection of intellectual property associated with course content, which may impose additional burdens on clients and potential clients offering online education. This could require us to modify our products, or could cause these clients and potential clients to abandon their online education initiatives.

Our level of fixed expenses may cause us to incur operating losses if we are unsuccessful in achieving revenue growth.

Our expense levels are based, in significant part, on our estimates of future revenues and are largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenues fall short of our expectations. Accordingly, any significant shortfall of revenues in relation to our expectations would have an immediate and material effect on our results of operations. In addition, as our business grows, we anticipate increasing our operating expenses to expand our product development, technical support, sales and marketing and administrative organizations. Any such expansion could cause material losses to the extent we do not generate additional revenues sufficient to cover the additional expenses.

Because most of our hosting and support services are renewable on an annual basis, a reduction in our license renewal rate could significantly reduce our revenues.

Our clients have no obligation to renew their hosting or support contracts for our products after the expiration of the initial license period, which is typically one year, and some clients have elected not to do so. A decline in license renewal rates could cause our revenues to decline. Although we have experienced favorable license renewal rates in recent periods, we have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our license renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market or budgetary constraints or changes in budget priorities faced by our clients.

If our products and services do not gain widespread market acceptance, our financial results could suffer.

We introduced our newest software application suite as an ‘Appliance’ called the “Virtual University Appliance” in October 2004. Our ability to grow our business will depend, on client acceptance of this product, which is currently unproven. If we are not successful in gaining widespread market acceptance of this product, our revenues may fall below our expectations, which could cause our stock price to decline.

Because we generally recognize certain types of revenues which are ratably over the term of our contract with a client, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

We recognize most of our hosting and support revenues from clients monthly over the terms of their agreements, which are typically 12 months, although terms can range from one month to 48 months. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter, and will negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients must be recognized over the applicable agreement term.

Our operating margins may suffer if our professional services revenues increase in proportion to total revenues because our professional services revenues have lower gross margins.

Because our professional services revenues typically have lower gross margins than our product revenues, an increase in the percentage of total revenues represented by professional services revenues could have a detrimental impact on our overall gross margins, and could adversely affect our operating results. In addition, we sometimes subcontract professional services to third parties, which further reduces our gross margins on these professional services. As a result, an increase in the percentage of professional services provided by third-party consultants could lower our overall gross margins.

If our products contain errors or if new product releases are delayed, we could lose new sales and be subject to significant liability claims.

Because our systems and software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered product development delays and defects in our products. We would expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products could lead to:

▪	delays in or loss of market acceptance of our products;

▪	diversion of our resources;

▪	a lower rate of hosting and support contract renewals or upgrades;

▪	injury to our reputation; and

▪	increased service expenses or payment of damages.

Because our clients use our products to store and retrieve critical information, we may be subject to significant liability claims if our products do not work properly. We cannot be certain that the limitations of liability set forth in our licenses and agreements would be enforceable or would otherwise protect us from liability for damages. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.

The length and unpredictability of the sales cycle for our product and services could delay new sales and cause our revenues and cash flows for any given quarter to fail to meet our projections or market expectations.

The sales cycle between our initial contact with a potential client and the signing of a confirmed order with that client typically ranges from 1 to 6 months. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete purchase and/or license transactions could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

▪	clients’ budgetary constraints and priorities;

▪	the timing of our clients’ budget cycles;

▪	the need by some clients for lengthy evaluations that often include both their administrators and faculties; and

▪	the length and timing of clients’ approval processes.

Potential clients typically conduct extensive and lengthy evaluations before committing to our products and services and generally require us to expend substantial time, effort and money educating them as to the value of our offerings.

Our sales cycle with international prospects may be longer than our historic U.S. sales cycle, which could cause us to incur greater costs and could reduce our operating margins.

As we target more of our sales efforts at international markets, we could face greater costs, longer sales cycles and less predictability in completing some of our sales, which may harm our business. In both of these markets, a potential client’s decision to use our products and services may be a decision involving multiple institutions and, if so, these types of sales would require us to provide greater levels of education to prospective clients regarding the use and benefits of our products and services. In addition, we expect that potential clients in both of these markets may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, thereby increasing the costs and time required to complete sales and diverting sales and professional services resources.

We may not be able to effectively manage our expanding operations, which could impair our ability to operate profitably.

We may be unable to operate our business profitably if we fail to manage our growth. We have experienced significant expansion since our inception, which has sometimes strained our managerial, operational, financial and other resources. Future growth could continue to strain our resources. Our failure to successfully manage growth and to continue to refine our financial controls and accounting and reporting systems and to add and retain personnel that adequately support our growth would disrupt our business.

Our future success and our ability to pursue our growth strategy will depend to a significant extent on the continued service of our key management and technical personnel, including Aurangzeb Bhatti, our chief executive officer and president, and Daniel Madoni, our contract software engineer. Although we have employment agreements with several of our executive officers, including Mr. Bhatti, these agreements do not obligate them to remain employed by us. Similarly, the contract arrangement with Mr. Madoni is also has an ‘at-will’ arrangement with the company. The loss of services of any key management personnel or key contract programmers could make it more difficult to successfully pursue our business goals.

If we do not maintain the compatibility of our products with third-party applications that our clients use in conjunction with our products, demand for our products could decline.

Our products and services can be used with a variety of third-party applications used by our clients to extend the functionality of our products, which we believe contributes to the attractiveness of our products in the market. If we are not able to maintain the compatibility of our products with third-party applications, demand for our products could decline and we could lose sales. We may desire in the future to make our products compatible with new or existing third-party applications that achieve popularity within the education marketplace, and these third-party applications may not be compatible with our designs. Any failure on our part to modify our applications to ensure compatibility with such third-party applications would reduce demand for our products and services.

If we are unable to protect our proprietary technology and other rights, it will reduce our ability to compete for business.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our products. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenues. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products similar to ours. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay significant royalties or enter into license agreements with third parties.

A third party may assert that our technology violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims, regardless of their merit, could:

▪	be expensive and time consuming to defend;

▪	force us to stop licensing our products that incorporate the challenged intellectual property;

▪	require us to redesign our products;

▪	divert management’s attention and other company resources; and

▪	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

 Expansion of our business internationally will subject our business to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.

One of our key growth strategies is to pursue international expansion. Expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

▪	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

▪	potentially longer payment and sales cycles;

▪	difficulty in collecting accounts receivable;

▪	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

▪	tariffs and trade barriers;

▪	general economic and political conditions in each country;

▪	inadequate intellectual property protection in foreign countries;

▪	uncertainty regarding liability for information retrieved and replicated in foreign countries;

▪	the difficulties and increased expenses in complying with a variety of foreign laws, regulations and trade standards; and

▪	unexpected changes in regulatory requirements.

Unauthorized disclosure of data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation or cause us to lose clients.

Maintaining the security of online education and transaction networks is an issue of critical importance for our clients because these activities involve the storage and transmission of proprietary and confidential client and student information, including personal student information and consumer financial data, such as credit card numbers. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our products. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead our present and potential clients to choose competitive offerings. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer Web site could lead to a general public loss of confidence in the use of the Internet, which could significantly diminish the attractiveness of our products and services.

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

Many prospective employers of our graduates increasingly demand that their entry-level employees possess practical technological or professional skills. Education programs offered by us must keep pace with such shifting requirements. Our inability to adequately respond to changes in market requirements due to financial constraints, technological change or other factors could have a material adverse effect on our business and results of operations.

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

If we undertake business combinations and acquisitions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

During the course of our history, we have acquired several businesses, and a key element of our growth strategy is to pursue additional acquisitions in the future. Any acquisition could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions on acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions also involve the risk of potential unknown liabilities associated with the acquired business.

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.

Future business combinations could involve the acquisition of significant intangible assets. We currently record in our statements of operations ongoing significant amortization of intangible assets acquired in connection with our historic acquisitions, and may need to recognize similar charges in connection with any future acquisitions. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In addition, we could use substantial portions of our available cash, including some or all of the proceeds of this offering, to pay the purchase price for acquisitions. We could also incur debt to pay for acquisitions, or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

Operational failures in our network infrastructure could disrupt our remote hosting service, could cause us to lose current hosting clients and sales to potential hosting clients and could result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times or loss of data for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients. We will be providing remote hosting through computer hardware that will be located in a third-party co-location facility in Los Angeles, California. We do not control the operation of this co-location facility. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facility or if this co-location facility were to close without adequate notice. Although we have multiple transmission lines into the co-location facility through two telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future.

We currently do not have adequate computer hardware and systems to provide alternative service for our hosted clients. Our back-up strategy has not been fully tested under actual disaster conditions. We yet have to begin the process of securing another co-location facility for disaster recovery purposes, but we do not believe we will have a geographically remote back-up facility in operation before December 2005, if ever.

Risks Related to Our Industry

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The markets for online education, transactional, portal and content management products are intensely competitive and rapidly changing, and barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which has resulted in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

Our primary competitors for the Virtual University Appliance and System Suite are companies that provide course management systems, such as BlackBoard, Inc. WebCT, Inc., eCollege.com, SumTotal, Saba and Desire2Learn Inc., learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc., and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally.

We may also face competition from potential competitors that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in client requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share to our detriment.

If potential clients or competitors use open source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.

The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. If potential clients use open source software to internally develop software or if a current or potential competitor develops products using open source software that are competitive with our products and services, we may face decreased demand for our products and services.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools, other government agencies and other education providers.

Most of our clients and potential clients are colleges, universities, schools, government agencies and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools, other government agencies and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues.

U.S. and foreign government regulation of the Internet could cause us to incur significant expenses, and failure to comply with applicable regulations could make our business less efficient or even impossible.

The application of existing laws and regulations potentially applicable to the Internet, including regulations relating to issues such as privacy, defamation, pricing, advertising, taxation, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement, can be unclear. It is possible that U.S., state and foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws. In addition, these laws may be modified and new laws may be enacted in the future, which could increase the costs of regulatory compliance for us or force us to change our business practices. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet.

Specific federal laws that could also have an impact on our business include the following:

▪
The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect personal information from children under the age of 13; and

▪	The Family Educational Rights and Privacy Act imposes parental or student consent requirements for specified disclosures of student information, including online information.

Our clients’ use of our product as their central platform for online education initiatives may make us subject to any such laws or regulations, which could impose significant additional costs on our business or subject us to additional liabilities.

Our status under state and federal financial services regulation is currently unclear, and any violation of any present or future regulation could expose us to liability, force us to change our business practices or force us to stop selling or modify our products and services.

Our transaction processing products and service offering could be subject to state and federal financial services regulation. The Virtual University System will in the future support the creation and management of student debit accounts and the processing of payments against those accounts for both on-campus vendors and off-campus merchants. For example, one or more federal or state governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services may conclude that we are engaged in banking or other financial services activities that are regulated by the Federal Reserve under the U.S. Federal Electronic Funds Transfer Act or Regulation E thereunder or by state agencies under similar state statutes or regulations. Regulatory requirements may include, for example:

▪	disclosure of our business policies and practices;

▪	restrictions on specified uses and disclosures of information;

▪	data security requirements;

▪	government registration; and

▪	reporting and documentation requirements.

A number of states have enacted legislation regulating check sellers, money transmitters or transaction settlement service providers as banks. If we were deemed to be in violation of any current or future regulations, we could be exposed to financial liability and adverse publicity or forced to change our business practices or stop selling some of our products and services. As a result, we could face significant legal fees, delays in extending our product and services offerings, and damage to our reputation that could harm our business and reduce demand for our products and services. Even if we are not required to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial costs.

There is a very limited public market for our common stock, and our stock price could be volatile and could decline following this offering, resulting in a substantial loss on your investment.

Our stock is considered a penny-stock. In addition, the stock market in general, and the market for technology-related stocks in particular, has been highly volatile in the recent past. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this section of this prospectus and others such as:

▪	changes in our revenues or earnings estimates or recommendations by securities analysts;

▪	publication of research reports about us or our industry by securities analysts;

▪	speculation in the press or investment community;

▪	changes in accounting principles; and

▪	general market or economic conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

A substantial number of shares will be eligible for sale in the near future, which could cause our common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market following this offering, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

If we fail to meet revenues and earnings expectations, our stock price may fall rapidly.

Due in part to the length of our sales cycle and the unpredictability of our emerging industry, our operating results are difficult to predict, and they may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results are below the expectations of public market analysts and investors, the price of our common stock could fall rapidly. Our results of operations depend on both the continued growth of demand for our products and services and general economic and business conditions in our markets. Because we expect that our operating results may fluctuate significantly on a quarterly basis, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

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

Online education and related solutions are a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities, and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. We may not have the resources necessary to compete with the rapidly changing technologies being developed by our competitors and our success will depend on our ability to adapt to these changing technologies.

Competitors may harm our business by operating more effectively or more efficiently in its market.

The On-line solutions market is highly competitive. Our On-line offerings compete with several other providers offerings including traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer distance-learning programs. Certain public and private colleges and universities may offer programs similar to those offered by us. Public institutions are often able to charge lower tuition, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit schools like those operated by us. Some of our competitors, in both the public and private sectors, have substantially greater financial and other resources, which may allow them to have greater success in the market.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “should”, “will” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed above in the section captioned “Risk Factors,” as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Annual Report could have a material adverse effect on our business, results of operations and financial position.

ITEM 7. FINANCIAL STATEMENTS.

Digital Learning Management Corporation and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2004 and 2003

Contents

Page

Independent Auditors' Report:
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheet as of December 31, 2004	F-2
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003	F-3
Consolidated Statements of Stockholders’ (Deficit) for the years ended December 31, 2004 and 2003	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003	F-5
Notes to Consolidated Financial Statements	F-7

 A J. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 16th STREET SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Learning Management Corporation
Torrance, California

We have audited the accompanying consolidated balance sheet of Digital Learning Management Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Learning Management Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss for the year ended December 31, 2004 and at December 31, 2004 has a stockholders’ deficit and a working capital deficit. In addition, the Company is in default on its convertible debentures. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ A J. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
April 29, 2005

Digital Learning Management Corporation and Subsidiaries
Consolidated Balance Sheet

December 31,
2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$174,179
Restricted cash	70,000
Accounts receivable, net of allowance for doubtful accounts of $342,278	358,685
Prepaid expenses	24,959
Inventory	10,481
Income tax refund receivable	135,000
Other current assets	162,912
TOTAL CURRENT ASSETS	936,216

PROPERTY AND EQUIPMENT, net	591,075

TOTAL ASSETS	$1,527,291

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	629,087
Accrued compensation	242,239
Accounts payable	32,640
Unearned tuition, net	22,106
Notes payable	162,666
Line of credit	90,961
Due to factor	124,424
TOTAL CURRENT LIABILITIES	4,304,123

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	--
Common stock; $0.001 par value; 75,000,000 shares authorized; 20,204,024 shares issued and outstanding	20,204
Additional paid-in capital	3,211,977
Prepaid consulting	(24,750)
Accumulated deficit	(5,984,263)

TOTAL STOCKHOLDERS' (DEFICIT)	(2,776,832)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,527,291

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31,	December 31,
	2004	2003

REVENUES net	$3,711,440	$4,551,087

OPERATING EXPENSES:
Educational services	1,229,156	1,507,081
General and administrative	2,626,994	1,289,372
Depreciation expense	59,997	74,475
Marketing and advertising	1,301,397	1,141,086
TOTAL EXPENSES	5,217,544	4,012,014

INCOME (LOSS) FROM OPERATIONS	(1,506,104)	539,073

OTHER (EXPENSES):
Shell acquisition costs	(213,362)	--
Impairment of goodwill	(1,187,853)	--
Interest expense	(564,158)	(48,334)
Interest expense, related party	--	(20,602)
Interest expense - non-cash beneficial conversion feature charge	(3,000,000)	--
TOTAL OTHER EXPENSES	(4,965,373)	(68,936)

NET INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(6,471,477)	470,137
PROVISION (BENEFIT) FOR INCOME TAXES	(135,000)	214,773
NET INCOME (LOSS)	$(6,336,477)	$255,364

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.32)	$0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	19,784,901	17,372,839

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Coporation and Subsidiaries
Consolidated Statements of Stockholders' (Deficit)

For the Years Ended December 31, 2004 and 2003

					Retained
			Additional		Earnings
	Common Stock		Paid-in	Prepaid	Accumulated
	Shares	Amount	Capital	Consulting	(Deficit)	Total

Balance, December 31, 2002, as restated for stock splits	13,724,543	$13,725	$(13,724)	$	$96,850	$96,851

Common shares issued for services	3,648,296	3,648	6,852			10,500
Warrants issued for compensation			6,000			6,000
Net income					255,364	255,364
Balance, December 31, 2003, as restated for stock split	17,372,839	17,373	(872)	--	352,214	368,715

Shares issued in connection with merger with
FREEPCSQUOTE.COM, Inc.	2,431,185	2,431	(2,431)			--
Common shares issued for services	300,000	300	32,700	(33,000)		--
Common shares issued for acquistion of Global
Computer Systems, Inc.	100,000	100	61,900			62,000
Warrants issued with merger with
FREEPCSQUOTE.COM, Inc.			109,880			109,880
Warrants issued with acquistion of Software Eduction
of America, Inc.			10,800			10,800
Value of beneficial conversion feature
on convertible debentures			3,000,000			3,000,000
Amortization of prepaid consulting				8,250		8,250
Net (loss)					(6,336,477)	(6,336,477)
Balance, December 31, 2004	20,204,024	$20,204	$3,211,977	$(24,750)	$(5,984,263)	$(2,776,832)

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,336,477)	$255,364
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	59,997	74,475
Amortization of prepaid consulting	8,250	--
Common stock issued for services	--	10,500
Warrants issued for compensation	--	6,000
Warrants issued in shell acquisition	109,880	--
Beneficial conversion feature	3,000,000	--
Deferred income taxes	(80,842)	22,484
Impairment of goodwill	1,187,853	--
Loss recognized on acquired companies prior to taking control	49,050	--
Write off of deferred offering costs	72,220	--
Write off of prepaid loan fees	329,479	--
Changes in operating assets and liabilities:
Accounts receivable	767,822	486,302
Prepaid expenses	56,110	(80,330)
Inventory	1,739	--
Other assets	(90,240)	(22,751)
Accounts payable	253,464	56,053
Accrued expenses, related party	29,631	44,676
Due to factor	124,424	(353,751)
Accrued compensaton	(52,730)	--
Unearned Tuition	(183,624)	--
Income taxes	(286,407)	151,407
Net cash provided by (used) in operating activities	(980,401)	650,429

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	--	(25,000)
Issuance of note receivable - related party	--	(600,000)
Advances to acquired companies, net of cash acquired	(1,025,933)	-
Purchase of equipment and software development	(413,342)	(7,700)

Net cash (used) in investing activities	(1,439,275)	(632,700)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on loans and note payable	(111,667)	--
Payments on line of credit	(36,500)	--
Proceeds from convertible notes payable	3,000,000	--
Payment for deferred offering costs	(72,220)	--
Payment for prepaid loan fees	(329,479)	--
Net cash provided by financing activities	2,450,134	--

INCREASE IN CASH	30,458	17,729

CASH, Beginning of year	143,721	125,992
CASH, End of year	$174,179	$143,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$159,370	$68,936
Income taxes paid	$323,421	$34,082

The accompanying notes are an integral part of these consolidated financial statements

 Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows, continued

Supplemental non-cash investing and financing activities:

During the year ended December 31, 2003, the Company issued 3,648,296 shares of its common stock for services rendered valued at $10,500.

During the year ended December 31, 2004, the Company issued: 1) 300,000 shares if its common stock for services rendered valued at $33,000 and 2) 100,000 shares of its common stock in connection with the acquisition of Global Computer Systems, Inc. valued at $62,000.

The accompanying notes are an integral part of these consolidated financial statements.

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Digital Learning Management Corporation (the “Company” or “DGTL”), formerly FreePCSQuote.com, Inc. acquired Digital Learning Institute, Inc. on January 16, 2004 in a transaction accounted for as a reverse merger. The financial statements in the filings of FreePCSQuote.com, Inc. became those of Digital Learning Institute, Inc. In addition on March 19, 2004, FreePCSQuote.com, Inc. changed its name to Digital Learning Management Corporation. Thus, the historical financial statements are still those of "Digital Learning Institute, Inc."

On January 16, 2004, Digital Learning Institute, Inc. (“DLI”), FPQT Acquisition Corporation, a Nevada corporation ("Merger Sub") and FreePCSQuote.com, Inc., a publicly held Nevada corporation ("Free"), entered into an Agreement and Plan of Merger (the "Agreement"). Free, through its wholly-owned subsidiary, Merger Sub, acquired DLI in exchange for shares of Free's common stock (the "Merger"); 17,372,839 shares were issued to the stockholders of DLI and 300,000 shares were issued into escrow to cover indemnification obligations, if any, of DLI. Merger Sub was merged with and into DLI. The separate existence of Merger Sub ceased, and DLI continued as the surviving corporation (the "Surviving Corporation") under the name Digital Learning Institute, Inc.  Immediately after the Merger was consummated and further to the Agreement, the controlling stockholder of Free cancelled 19,670,000 shares of Free's Common Stock held by him (the "Cancellation"). In addition, the Company issued an aggregate of 819,984 shares of its common stock to certain individuals identified by the Company's investment banker.

The stockholders of DLI as of the closing date of the Merger and after giving effect to the Cancellation, owned approximately 86.8% of the Company’s common stock outstanding as of January 16, 2004. Each share of DLI’s common stock (an aggregate of 5,000,000 shares) was converted into one share of the Company's common stock in the Merger at an exchange ratio of 1 to .441606 (the "Exchange Ratio").

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of DLI own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of DLI became the directors and executive officers of the Company.

Stock split

In March 2004, the Company enacted a 7.8680269-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

Nature of Business

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

The Company is a provider of enterprise e-learning solutions and related services to the education industry, government agencies and corporate clients. Its patented Virtual University Appliance (“VU Appliance”) is a hardware and software package, which incorporates its CourseMate Virtual University System.

DLI acquired Webvision Internet Works, Inc. on January 1, 2003 through transfer of ownership and is now a wholly owned subsidiary. McKinley Educational Services, Inc. was acquired on March 7, 2003 and Digital Knowledge Works, Inc. and Coursemate, Inc. were acquired on November 6, 2003 and all are wholly-owned subsidiaries of DLI.

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

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

DLI entered into an agreement to acquire Global Computer Systems, Inc. ("Global") on April 30, 2004. The transaction was subject to approval of the change-of-control of Global from the BPPVE and the ACCSCT. As of September 1, 2004, DLI assumed responsibility for the marketing and managing of Global sales and providing working capital. DLI advanced funding to Global pending final closing of the transaction. Effective November 15, 2004 Global became a wholly-owned subsidiary of DLI.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a significant net loss for the year ended December 31, 2004 and, at December 31, 2004, had an accumulated deficit and a working capital deficit. In addition, subsequent to December 31, 2004, the Company was in default on its convertible debenture obligations, its SEA subsidiary filed for bankruptcy and it made the decision to close its Global subsidiary. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. In March 2005 the Company closed its vocational schools and stopped offering In-Class vocational training. The Company is now a provider of enterprise e-learning solutions and related services to the education industry, government agencies and corporate clients. Its patented (provisional) Virtual University Appliance (“VU Appliance”) is a  hardware and software package which incorporates its CourseMate Virtual University System.  The VU Appliance product, which was introduced by the Company in October 2004, is a pre-packaged and “turn-key” hardware and software solution designed to address the e-Learning needs of corporations and educational institutions. It is a comprehensive "out-of-the-box" virtual learning solution that allows customers to quickly create 100% web-based virtual learning environments. The platform allows customers to create, publish and deliver courseware for e-Learning in addition to managing their traditional classroom learning environment. The Company utilizes its acquired United States Patent (Provisional) in its VU Appliance. The Company believes its success in the future lies in successfully marketing, selling and improving its VU Appliance product and related services. The Company intends to remain focused on further developing and adding to its intellectual property assets, utilizing its expertise to help the online learning initiatives of its customers with e-Learning systems solutions. The Company expects that sales from its VU Appliance product and related services will be sufficient to sustain operations for the foreseeable future. Management believes it needs to arrange new financing in the minimum amount of $2.0 million through the issuance of additional equity or convertible notes through a private placement, in order to have sufficient capital to finance its operations for the next 12 months.

Principles of Consolidation

The consolidated financial statements include the accounts of the following entities, collectively referred to as "Company" or "DGTL". All significant inter-company transactions have been eliminated.

Digital Learning Management Corporation
Digital Learning Institute, Inc.
Webvision Internet Works, Inc.
McKinley Educational Services, Inc.
Digital Knowledge Works, Inc.
Coursemate, Inc.
Software Education of America, Inc. (2004)
Global Computer Systems, Inc.  (2004)

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Restricted Cash

Restricted cash consists of certificates of deposit held as collateral for a $70,000 letter of credit as required by the United States Department of Education. As of December 31, 2004, the Company holds one certificate of deposit of $70,000. The $70,000 certificate of deposit held by the Company is being used as the collateral for the letter of credit as required by the United States Department of Education.

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its goodwill for impairment and has determined as of December 31, 2004 that an impairment charge should be recognized for the full amount of the goodwill of $1,187,853.

Marketing and Advertising Costs

Marketing and advertising costs are charged to expense during the period incurred. These costs arise primarily from promotional items vouchers offered to students.

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

Revenues from sales of the Company’s VU Appliance include product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Product revenues consist of bundled hard-software product sales, annual licensing fees, and client hosting engagement. The Company intends to sell its licenses and hosting services under annually renewable agreements, which the clients will generally pay annual fees in the beginning of the annual contract term. Billing from these revenues are recognized as deferred revenues and are then recognized ratably over the contract term. Product sale revenues are recognized upon the shipment of the product to customers
Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of its students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. The Company generally writes-off accounts receivable balances deemed uncollectible.

Educational Services

Educational services include direct operating expenses of the schools consisting primarily of contract salaries, occupancy and supplies.

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense was $59,997 and $74,475 for the years ended December 31, 2004 and 2003, respectively.

Facilities

The Company leases office space owned by a related party as well as additional office space from unrelated parties. Rent expense was $221,843 and $174,009 for the years ended December 31, 2004 and 2003, respectively.

The Company also rented classrooms from an unrelated university on an "as needed basis." Rent expense was $38,150 and $37,147 for the years ended December 31, 2004 and 2003, respectively.

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

Two customers accounted for 60% and two customers accounted for 95% of sales during the years ended December 31, 2004 and 2003, respectively. The same two customers accounted for 31% of accounts receivable at December 31, 2004.

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

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

Software Development Costs

The Company has developed software to enable students to access and take online classes. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company capitalized $359,691 of software development costs at December 31, 2004.

Inventory

Inventory primarily consists of books and course material purchased for resale to students. Inventory is accounted for on a first-in-first-out basis.

Reclassification

Certain amounts reported in the Company’s financial statements for the year ended December 31, 2003 have been reclassified to conform to current year presentations.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements unless the Company issues stock options to employees.

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2004 consisted of the following:

Computers and office equipment	$1,036,569
Furniture and fixtures	124,624
Leasehold improvements	31,286
Software	359,691
1,552,170
Less accumulated depreciation	(961,095)
$591,075

NOTE 3 - CONVERTIBLE NOTES PAYABLE AND THE RESULTING NON-CASH BENEFICIAL CONVERSION FEATURE CHARGE

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

These debentures are immediately convertible and therefore the Company has expensed the calculated value of the beneficial conversion feature, as a one-time non-cash debenture interest expense of $3,000,000 and a one time non-cash increase in additional paid-in capital during the year ended December 31, 2004. Management believes that the value assigned to the beneficial conversion feature is the result of assuming that the closing market price on the day of issuance reflects the true fair value of the Company's common stock.

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

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On February 22, 2005, the Company received a notice of default from the holders of the convertible debentures. The notice states that the Company has failed to make interest payments in the amount of $5,945 to each debenture holder and that such failure to pay has remained un-remedied for more than three days. Consequently, the debentures holders have declared the unpaid principal amount of and all interest accrued but unpaid on, the debentures due and payable. Pursuant to the terms of the Convertible Loan Agreement, the debenture holders have further demanded that the Company redeem all the unpaid principal amount of the debentures, together with an amount equal to an 18% annual yield on the principal amount through the redemption date of the debentures.

As a result of the Company being in default on its convertible debentures, as of December 31, 2004, the Company has written off the deferred loan costs of $329,479 to interest expense.

NOTE 4 - LINE OF CREDIT AND DUE TO FACTOR

DLI has a factoring agreement with PM Factors Bancorp to factor its accounts receivable up to $500,000. PM Factors Bancorp advances to DLI 80% of the accounts receivable that PM Factors Bancorp believes are eligible for factoring. The remaining balance is withheld as a reserve against possible non-collectible accounts. A finance fee of 0.76% per ten day period on the face value of each account as long as the account remains unpaid will be charged, accruing on the purchase date. DLI owed $124,424 to PM Factors Bancorp at December 31, 2004. Factored receivables at December 31, 2004 were $187,644.

The Company assumed a line of credit with its acquisition of Global. The line of credit provides for borrowings for an amount up to $100,000 with interest at 6.75% annually. Interest only payments are due monthly. As of December 31, 2004 the outstanding balance on this line of credit is $90,961 and is in default.

NOTE 5 - NOTES PAYABLE

Notes payable as of December 31, 2004 relate to debt acquired from SEA and consist of two unsecured, non-interest bearing notes payable to two former stockholders of SEA totaling $16,666 due January 15, 2005. No payments have been made subsequent to year end.

Notes payable also includes a $164,000 line of credit acquired from SEA and converted into a term loan payable with interest at the prime rate plus 3.5% (8.25% as of December 31, 2004) secured by all assets of SEA of approximately $127,000 and guaranteed by the former stockholders of SEA. This loan is payable in monthly principal payments of $6,083 plus interest until November 15, 2006, at which time all unpaid principal and accrued interest is due. A technical event of default occurred with this note.

NOTE 6 - COMMON STOCK

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

During the year ended December 31, 2003, the Company adopted a stock option plan that reserved 550,000 shares of the Company’s common stock.

Upon completion of the merger and completion of the forward split, the Company has 410,000 outstanding options granted during 2003, which can be redeemed for an equal number of common shares of the Company. These options have an expiration date of January 20, 2007. 335,000 of these options are fully vested and are redeemable at the exercise price of $0.38 per share. There are also an additional 85,500 fully vested stock options, which are redeemable at $2.00 per share. These options do not have an expiration date. These options were granted under the Digital Learning Institute, Inc. 2003 Stock Incentive Plan.

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2003, the Company granted warrants to purchase 50,000 shares of common stock at $1.00 per share for the benefit of a related party. The warrants will expire five years from the date of issuance and may be exercised becomes a publicly traded entity. The warrants were valued at $6,000, the fair market value using the Black-Scholes  pricing model. The average risk-free interest rate used was 3.07%, volatility was estimated at 50% and the expected life was five years. The value of the warrants was expensed as compensation.

The Company has also issued warrants to purchase common shares of the Company as follows:

i.	50,000 at $1.00 per share and expiring on September 30, 2008;
ii.	670,000 at $0.45 per share and expiring on January 16, 2009; and
iii.	50,000 at $3.00 per share and expiring July 1, 2009

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

Deferred tax assets:
Accrued compensation	$71,609
Prepaid expenses	7,524
Accounts payable and accrued expenses	172,360
Accounts payable, related party	12,153
Property and equipment	39,937
Net operating loss carryforwards	413,472
Less valuation allowance	(623,115)
93,940
Deferred tax liabilities -
Accounts receivable	(93,940)
(93,940)
Net deferred tax liability	$—

The components of deferred income tax expense (benefit) are as follows:

	December 31, 2004	December 31, 2003

Property and equipment	$(48,805)	$(6,332)
Interest stockholders	--	5,846
Accrued compensation	22,391	--
Accounts receivable	(147,003)	(182,850)
Prepaid expense	(3,423)	(4,101)
Accounts payable and accrued expense	(102,503)	(21,075)
Accounts payable, related party	(11,142)	78,773
Application of NOL carryback	80,842	--
Net operating loss carryforward	(413,472)	152,223
Increase in valuation allowance	623,115	--
Income tax expense	$—	$22,484

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	December 31, 2004	December 31, 2003

Tax benefit at federal statutory rates	$(2,234,858)	$159,954
Depreciation expense	(416)	5,726
California income tax expense	(27,481)	(10,908)
Meals and entertainment	2,040	1,477
Officers life insurance	10,451	1,029
Shell Acquisition Costs	72,543	2,496
Goodwill Impairment	403,870	--
Accrual to cash conversion	203,935	104,175
Beneficial Conversion Feature	1,020,000	--
Stock based compensation	41,032	--
Net operating loss carryforward	373,884	(140,287)
Income tax (benefit) expense	$(135,000)	$123,662

Income tax expense (benefit) consists of the following for the years ended:

	December 31, 2004	December 31, 2003

Current	$(135,000)	$192,289
Deferred	--	22,484
Income tax expense	$(135,000)	$214,773

At December 31, 2004, the Company has provided a valuation allowance for the deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not. The net change in valuation allowance for the year ended December 31, 2004 was an increase of $623,115. Net operating loss carryforwards of approximately $1,100,000 expire starting in 2019.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company paid rent to a related party in the amount of $221,843.

During the years ended December 31, 2004 and 2003, DLI paid a related party $92,500 and $75,500 respectively, for legal services, including 1,042,370 shares of common stock issued January 23, 2003 for legal services valued at $3,000.

During the years ended December 31, 2004 and 2003, DLI paid related parties $481,655 and $401,554, respectively, for commissions and contract services. These related parties advanced $32,640 during 2004.

During the years ended December 31, 2004 and 2003, DLI paid a former related party $56,699 and $92,601, respectively, for marketing and advertising services. During the year ended December 31, 2003 DLI issued 2,605,926 shares of common stock to this former related party for consulting services valued at $7,500. The former related party, as trustee of the shares, transferred his common stock to unrelated parties on September 30, 2003 and is no longer considered a related party for all subsequent periods.

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company had loans and notes payable due to two stockholders totaling $-0- and $330,592 at December 31, 2003 and 2002, respectively, with the notes bearing interest at 10% per year. The notes were due on demand and unsecured.

During the year ended December 31, 2003 the Company loaned $600,000 to two of its stockholders. As repayment of the loan the Company reduced notes, including the $330,592 above, and accounts payable to these stockholders by $600,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Contracts

On January 20, 2004, the Company retained the services of a new Vice-President of Finance on a consultancy basis. On May 1, 2004, this individual became a full-time employee. As an incentive to join the Company, this individual was granted options to purchase 100,000 post-split shares of common stock to vest over a four-year period at the rate of 25,000 shares per annum. The first 25,000 options vested on January 20, 2004. The exercise price of these options is $0.38 per share. These options were granted under the Digital Learning Institute, Inc. 2003 Stock Incentive Plan. Effective August 31, 2004 this individual resigned as the Company's Vice-President of Finance. Effective August 31, 2004 this individual agreed to accept a position with the Company as a consultant on a month-to-month basis with compensation of $10,000 per month, which was terminated in December 2004.

On January 6, 2004, DLI entered into an amendment to an engagement agreement with Westpark Capital, Inc. ("Westpark") dated February 19, 2003. In accordance with the amendment, Westpark was retained as the Company's investment banker relating to matters associated with the Company's proposed financing of $3,000,000. The Company paid 6% of the funds raised and a $6,000 monthly retainer due each month for the term of the agreement. The Company closed on the financing of $3,000,000 and paid $213,362 in costs associated with the raising of funds to Westpark and other companies.

On January 6, 2004, DLI entered into a separate engagement agreement with Westpark to retain Westpark as DLI's investment banker in respecting matters relating to the DLI's proposed acquisition of and merger with a publicly traded shell company. The closing of the purchase of the shell company closed on January 16, 2004. DLI paid $70,000 and granted warrants for the purchase of 670,000 shares of common stock of the Company. The warrants are exercisable at $0.45 per share for a period of five years. The Warrants were valued at $109,880, the fair value using the Black-Scholes Pricing Model. The average risk rate used was 2.9%, volatility was estimated at 50% and the expected life was five years. Based upon the closing of the transaction, the Company will retain Westpark as its consultant for a period of not less than 12 months and will pay Westpark $9,000 per month for these consulting services. The agreement has expired.

On May 1, 2004 the Company agreed to retain the public relation firm of Cynapsys, Inc. for a period of one year to manage the Company's Investor and Public Relations Department. The Company has agreed to pay $5,000 a month for services of Cynapsys, Inc. The contract can be cancelled on 30-day notice.

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company has entered into employment agreements with two members of its management for two years commencing April 1, 2003. The agreements allow for participation in any annual incentive plan. The Company is required to pay base salaries of $240,000 each. Management elected to waive one half of their salaries through December 31, 2004.

Leases

The Company entered into an operating lease with a related party for office space. The term of the lease is five years beginning October 1, 2003, with monthly rent payments of $18,500. The following are future minimum payments under the terms of the lease:

Operating Leases
Year ending December 31,
2005	$222,000
2006	222,000
2007	222,000
2008	166,500
$832,500

Litigation

Software Education of America, Inc. (SEA), a wholly owned subsidiary of the Company, filed a voluntary petition in United States Bankruptcy Court for the Central District of California on March 30, 2005 under chapter 7 of the Bankruptcy Code. The filing was necessitated because SEA was unable to continue to meet its financial obligations

On February 2, 2005, Cyber Properties, LLC filed an unlawful detainer action against Global Computer Systems, Inc., Orange County Superior Court. Global Computer Systems, Inc., signed a settlement agreement, whereby it agreed to pay $24,950 for rent owed on its offices premises, which it vacated at the end of February 2005. No judgment will be entered unless the Company defaults on the rent payments.

On November 9, 2004, Wells Fargo Bank filed a complaint in Orange County Superior Court against Software Education of America (“SEA”), alleging SEA’s default on a line of credit in the aggregate amount of approximately $158,000. Wells Fargo Bank is seeking damages in the amount of approximately $158,000, plus interest and attorney’s fees. The line of credit is guaranteed by the former owners of SEA (the “Guarantors”), who have been named as co-defendants in the complaint. The Guarantors filed a cross-complaint against the Company on February 4, 2005 for indemnity relating to the line of credit, as well as indemnity in the amount of approximately $73,000 for claims relating to credit card balances that the Company is obligated to repay pursuant to the terms of its acquisition of SEA. The cross complaint further alleges a breach of an employment agreement between the Company and Daniel Day, one of the Guarantors, and seeks damages in the amount of approximately $100,000, plus attorney’s fees against the Company. Additionally, the cross complaint alleges a loss of credit cause of action by each of the Guarantors against the Company in the aggregate amount of approximately $300,000, plus attorney’s fees. One of the other guarantors of the line of credit filed a cross-complaint against the Company on March 1, 2005 for indemnity in the amount of approximately $158,000, plus attorneys’ fees. The cross complaint also alleges a default on separate note by SEA in the amount of approximately $9,000.

DLI has answered all these complaints and cross complaints and denied liability, together with the filing of a cross complaint against these shareholders for breach of contract and fraud, and against the accountants, who prepared the financial statements of SEA prior to the acquisition, for negligence. DLI is seeking recovery of the damages it has suffered as a result of these breaches of contract and torts committed relating to the transaction.

NOTE 10 - ACQUISTIONS

Software Education of America, Inc.

On January 13, 2004, DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA"). The final closing of this transaction occurred on July 1, 2004. In accordance with the agreement, DLI assumed liabilities totaling $744,798. In addition, DLI guaranteed the release to the original shareholders for collateral provided by the original shareholders for securing a $70,000 letter of credit used instead of a bond per the requirements of the U.S. Department of Education. In addition, the Company granted to the original shareholders of SEA warrants to purchase 50,000 shares of common stock at $3.00 per share (see Note _). These warrants were valued at $10,800 using the Black Scholes Pricing Model with volatility of 50%, interest rate of 3.71% and estimate life of five years. These warrants will expire on July 1, 2009. After the approval to the change-of-control by the Bureau of Private Postsecondary Vocational Education, and to secure the funding advanced to SEA, DLI by agreement with SEA assumed responsibility for all SEA sales and expenses pending final closing of the Agreement after formal approval to the acquisition was forthcoming from ACCSCT. This approval was granted on July 1, 2004 and the formal closing was completed on the same day. The Company recorded $990,076 of goodwill. Listed below is a list of the fair value of assets purchased and liabilities assumed and the allocation of the excess purchase price to goodwill, which was subsequently impaired.

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Assets purchased:
Cash	$4,632
Restricted cash	70,000
Accounts receivable	311,958
Prepaid expenses	739
Other current assets	15,675
Fixed assets	54,563
Other assets	23,770
Inventory	12,220
493,557
Less liabilities assumed:
Accounts payable and accrued expenses	(183,226)
Notes payable	(128,333)
Accrued compensation	(44,969)
Line of credit	(182,500)
Unearned revenue	(205,730)
(744,798)

Net liabilities	(251,241)
Advances from DLI	(776,214)
Value of warrants issued	(10,800)
Goodwill	1,038,255
Less income attributed to DLI prior to acquisition	(48,179)
Net goodwill	$990,076

Global Computer Systems, Inc.

On September 1, 2004, DLI entered into an agreement to acquire Global Computer Systems, Inc. (“Global”). The final closing of this transaction occurred on November 15, 2004. In accordance with the agreement, DLI assumed liabilities totaling $97,528. In addition, the Company granted to the shareholders of Global 100,000 shares of the Company’s common stock valued at $62,000. The Company recorded $172,777 of goodwill related to this acquisition. Listed below is a list of the fair value of assets purchased and liabilities assumed and the allocation of the excess purchase price to goodwill , which was subsequently impaired..

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Assets purchased:
Cash	$2,974
Accounts receivable	173,743
Fixed assets	66,488
243,205
Less liabilities assumed:
Accounts payable and accrued expenses	(6,567)
Line of credit	(90,961)
(97,528)

Net assets	145,677
Advances from DLI	(257,325)
Value of 100,000 common shares issued	(62,000)
Goodwill	173,648
Less income attributed to DLI prior to acquisition	(871)
Net goodwill	$172,777

NOTE 11 - EARNINGS PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and 2003 were 1,265,000 and 545,500 respectively.

Below is a computation of earnings per share for the years ended December 31, 2004 and 2003:

	Year Ended
	December 31, 2004
	Loss	Shares	Per
	(Numerator)	(Denominator)	Share

Basic (loss) per share
Net loss	$(6,336,477)	19,784,901	$(0.32)
Effect of dilutive securities	--	--
Diluted (loss) per share
Net (loss)	$(6,336,477)	19,784,901	$(0.32)

	Year Ended
	December 31, 2003
	Income	Shares	Per
	(Numerator)	(Denominator)	Share

Basic earnings per share
Net income	$255,364	17,372,839	$0.01
Effect of dilutive securities	--	--
Diluted earnings per share
Net income	$255,364	17,372,839	$0.01

 Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENTS

On February 22, 2005, the Company received a notice of default from the holders of the convertible debentures. The notice states that the Company has failed to make interest payments in the amount of $5,945 to each debenture holder and that such failure to pay has remained un-remedied for more than three days. Consequently, the debentures holders have declared the unpaid principal amount of and all interest accrued but unpaid on, the debentures due and payable. Pursuant to the terms of the Convertible Loan Agreement, the debenture holders have further demanded that the Company redeem all the unpaid principal amount of the debentures, together with an amount equal to an 18% annual yield on the principal amount through the redemption date of the debentures.

On February 22, 2005, Mr. Robert Pearson, who had been representing the interest of the debenture holders on the board of directors resigned from the board.

On February 28, 2005, Mr. Richard Rappaport resigned from the board of directors.

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations.

On April 5, 2005, the Company entered an agreement with Linear Group for investment relation services. The agreement extends the term of the existing October 1, 2004 agreement to April 6, 2006.

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company granted to the consultant 500,000 shares of the Company’s common stock.

On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement will be $24,950 and is payable in four monthly installments commencing May 20, 2005.

As of April 2005, the principal shareholders have loaned the Company $264,000.

WESTPARK CAPITAL

During 2004 the Company deposited $100,000 with WestPark Capital Market Inc. (“Westpark”). The Company’s understanding was this was a term deposit for eight months, and the funds were to be refund on April 6, 2005. In February 2005 Westpark indicated the funds forwarded to them in 2004 were not for a deposit but for the purchase of the Company’s common stock. On May 16, 2005, the Company received written notification from Westpark that it would not repay the $100,000.

A dispute exists between the two parties on this issue. The Company is contemplating commencing litigation to recover the funds.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

Information Concerning Our Directors and Executive Officers

       The following table sets forth, as of May 11, 2005, the names of, and certain information concerning, our directors and executive officers:

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

To our knowledge, based solely on our review of the copies of such forms received by it, or written representations from the Reporting Persons, all of our insiders complied with all filing requirements during 2004.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation during each of the last three fiscal years by our former principal executive officer (the “Named Executive Officer”). None of our other executive officers received compensation in excess of $100,000 for the most recent fiscal year.

						Long Term Compensation
Annual Compensation						Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Restricted Stock Award(s) ($)	Options/ SARs(2)	LTIP Payouts ($)	All Other Compensation(3) ($)
Eric Borgeson, Former President	2004	--	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--
Aurangzeb Bhatti, President & CEO	2004	120,000	--	--	--	--	--	--
	2003	90,000	--	--	--	42,750	--	--
	2002	75,000	--	--	--	--	--	--
Umesh Patel, VP	2004	120,000	--	--	--	--	--	--
	2003	90,000	--	--	--	42,750	--	--
	2002	75,000	--	--	--	--	--	--
Al Jinnah, Corporate Secretary	2004	110,000	--	--	--	--	--	--
	2003	72,500	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--

Option/SAR Grants in Last Fiscal Year

No stock options were granted to the Named Executive Officer during the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Value

         No stock options were granted to or held by the Named Executive Officer during the last fiscal year.

Employment Contracts

       Two year employment agreements with our executive officers, Messrs. Bhatti and Patel expire on December 10, 2005. We have not entered into employment agreements with any of our executive officers.

Director Compensation

          Our outside directors are reimbursed reasonable expenses incurred in connection with their attendance at Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance. Pursuant to the terms of our merger with Digital Learning Institute, Inc., we will issue options to purchase an aggregate of 595,500 shares of our common stock to certain former Digital Learning Institute, Inc. option holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	0	N/A	2,000,000(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Refers to shares underlying our 2004 Stock Option, Deferred Stock and Restricted Stock Plan. As of December 31, 2004, no options, deferred stock or restricted stock have been issued under the plan.

Shareholdings of Certain Beneficial Owners, Directors and Executive Officers

We know of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of Common Stock, except as set forth in the table below. The following table sets forth, as of May 11, 2005, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors, the Named Executive Officer and principal shareholders and by our current directors and executive officers as a group. The shares “beneficially owned” are determined under applicable Securities and Exchange Commission rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, principal shareholder or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of May 11, 2005. Each person in the table, except as noted has sole voting and investment powers over the shares beneficially owned.

Unless indicated otherwise, the address for each person named is c/o Digital Learning Management Corporation, 19950 Mariner Avenue, Torrance, California 90503.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Current Directors and Executive Officers:
Aurangzeb Bhatti, President and Director	6,668,680(1)	24.8%
Umesh Patel, Vice President, Chief Financial Officer and Director	6,668,680(2)	24.8%
Al Jinnah, General Counsel, Secretary and Director	1,052,,040	3.9%

Gregory Frazer, Director	---	*
Khalid Sheikh, Director	---	*

(All Current Directors and Executive Officers as a Group, 5 in all)	14,389,400(4)	53.5. %

Former President:
Eric Borgeson (5)	---	*

5% Shareholders:
RENN Capital Group, Inc. 8080 N. Central Expressway, Suite 210, LB-59 Dallas, Texas 75206	6,699,834(3)	24.9%
Faisel H. Khan	1,615,000	6.1%

*	Less than 1%
(1)	Includes options to purchase 42,750 shares of Common Stock, all of which 42,750 are held by the Bhatti Family Trust.
(2)	Includes options to purchase 42,750 shares of Common Stock, all of which are held by the Patel Family Trust.
(3)	Based on Schedule 13D filed April 13, 2004. The shares of Common Stock deemed to be beneficially owned by RENN Capital Group, Inc. are comprised of shares issuable upon the conversion of $3,000,000 7.00% Convertible Debentures.
(4)	Includes options to purchase 85,550 shares of Common Stock.
(5)	All of Mr. Borgeson’s shares were cancelled in the change-of-control transaction referenced below.

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

As of April, 2005 Messrs. Bhatti and Patel had advanced $264,000 to the Company to meet some of the Company obligations.

ITEM 13. EXHIBITS.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Amendment No. 1 to its annual report on Form 10-KSB for the year ended December 31, 2003).
16.1	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 18, 2003).
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2004	December 31, 2003

(i)	Audit Fees	$140,000	$54,000
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees (1)	13,000	12,500
(iv)	All Other Fees	--	--
	Total fees	$153,000	$66,500

        (1) Fees billed in connection with services relating to the preparation of tax returns.

Our Board has considered the provision of non-audit services provided by AJ Robbins, PC to be compatible with maintaining the independence of AJ Robbins, PC. The Board will continue to approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services and related services, tax services, and other services.

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

Signature	Title	Date

/s/ Aurangzeb Bhatti
Aurangzeb Bhatti	President and Director	May 19, 2005

/s/ Umesh Patel
Umesh Patel	Vice President, Chief Financial Officer and Director	May 19, 2005

/s/ Al Jinnah
Al Jinnah	General Counsel, Secretary and Director	May 19, 2005