Form 10QSB
period 2005-03-31
DIGITAL LEARNING
filed 2005-06-13
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26293

DIGITAL LEARNING MANAGEMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1661391 (I.R.S. Employer Identification No.)

19950 Mariner Avenue Torrance, California (Address of principal executive offices)	90503 (Zip Code)

(310) 921-3444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No  ☒

There were 20,704,022 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of May 31, 2005.

Transitional Small Business Disclosure Format (check one):     Yes ☐      No ☒

DIGITAL LEARNING MANAGEMENT CORPORATION

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited):

a Consolidated Balance Sheet as of March 31, 2005	3

b Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4

c. Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2005	5

d. Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	6

e. Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	29

PART II - OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6.Exhibits	30

Signatures	31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Balance Sheet

March
31, 2005
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$878
Restricted cash	70,000
Accounts receivable, net of allowance for doubtful accounts of $350,678	291,619
Prepaid expenses	53,300
Inventory	10,481
Income tax refund receivable	135,000
Other current assets	162,912

TOTAL CURRENT ASSETS	724,190

PROPERTY AND EQUIPMENT, net	559,881

TOTAL ASSETS	$1,284,071

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	860,659
Accrued compensation	387,281
Accounts payable, related party	87,876
Notes payable	162,666
Line of credit	78,125
Due to factor	112,907

TOTAL CURRENT LIABILITIES	4,689,514

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 20,204,024 shares issued and outstanding	20,204
Additional paid-in capital	3,211,977
Prepaid consulting	(16,500)
Accumulated deficit	(6,621,124)

TOTAL STOCKHOLDERS' DEFICIT	(3,405,443)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,284,071

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended
	March	March
	31, 2005	31, 2004
	(unaudited)	(unaudited)

REVENUES	$91,616	$998,255

OPERATING EXPENSES:
Educational services	232,083	208,017
General and administrative	324,905	368,282
Depreciation expense	31,806	17,146
Marketing and advertising	41,358	230,213

TOTAL EXPENSES	630,152	823,658

INCOME/(LOSS) FROM OPERATIONS	(538,536)	174,597

OTHER (EXPENSES):
Shell acquisition costs	-	(213,362)
Interest expense	(98,325)	(31,193)
Interest expense - non-cash beneficial
conversion feature charge	-	(3,000,000)

TOTAL OTHER (EXPENSES)	(98,325)	(3,244,555)

NET INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(636,861)	(3,069,958)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(29,915)

NET (LOSS)	$(636,861)	$(3,040,043)

BASIC AND DILUTED (LOSS) PER
COMMON SHARE	$(0.03)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,204,024	20,103,981

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2005
(Unaudited)

			Additional
	Common Stock		Paid-in	Prepaid	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total

Balance, December 31, 2004	20,204,024	$20,204	$3,211,977	$(24,750)	$(5,984,263)	$(2,776,832)

Amortization of prepaid consulting				8,250		8,250
Net loss					(636,861)	(636,861)

Balance, December 31, 2004	20,204,024	$20,204	$3,211,977	$(16,500)	$(6,621,124)	$(3,405,443)

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March	March
	31, 2005	31, 2004
	(unaudited)	(unaudited)
CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(636,861)	$(3,040,043)
Adjustment to reconcile net (loss) to net cash
used in operating activities:
Depreciation	31,806	17,146
Amortization of prepaid consulting	8,250	-
Warrants issued in shell acquisition	-	109,880
Beneficial conversion feature	-	3,000,000
Deferred income taxes	-	(77,508)
Changes in operating assets and liabilities:
Accounts receivable	67,066	(402,453)
Prepaid expenses	(28,341)	44,802
Accounts payable and accrued expenses	231,572	121,906
Accounts payable, related party	55,236	(2,692)
Due to factor	(11,517)	106,933
Accrued compensaton	145,042	(9,700)
Unearned Tuition	(22,106)	-
Income taxes	-	(151,407)

Net cash used in operating activities	(159,853)	(283,136)

CASH FLOW FROM INVESTING ACTIVITIES:
Advances to acquisition target	-	(379,989)
Purchase of equipment and software development	(612)	(127,070)

Net cash used in investing activities	(612)	(507,059)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on line of credit, net	(12,836)	-
Proceeds from convertible notes payable	-	3,000,000
Payment for deferred offering costs	-	(16,220)
Payment for prepaid loan fees	-	(355,441)

Net cash provided by financing activities	(12,836)	2,628,339

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,301)	1,838,144

CASH AND CASH EQUIVALENTS, Beginning of period	174,179	143,721

CASH AND CASH EQUIVALENTS, End of period	$878	$1,981,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$11,890	$52,399
Income taxes paid	$-	$199,000

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA") on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30, 2004  and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a significant net loss for the three months ended March 31, 2005 and, at March 31, 2005, had an accumulated deficit and a working capital deficit. In addition, the Company is in default on its convertible debenture obligations, its SEA subsidiary filed for bankruptcy and it made the decision to close its Global subsidiary. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Bankruptcy of Subsidiary

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations.

Revenue Recognition

Revenues consist primarily of tuition and fees derived from courses taught in the Company's schools. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks for DLI and up to six months for SEA and Global). Tuition is billed after the course has been completed for DLI. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. SEA and Global bill tuition as students register for classes. In the second quarter of 2004, the Company began to receive unearned tuition. Unearned tuition is the portion of payments received but not earned or receivables not yet collected. This unearned tuition will be reflected as a current liability in the Company's consolidated balance sheet as this amount would be expected to be earned within the next 12 months from the date of prepayment or recording of receivable.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4 . SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29 . SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment . This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will have an impact on the consolidated financial statements unless the Company does not issue stock options to employees.

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2005 consisted of the following:

Computers and office equipment	$1,037,181
Furniture and fixtures	124,624
Leasehold improvements	31,286
Software	359,691
1,552,782
Less accumulated depreciation	(992,901)
$559,881

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

NOTE 4 - LINE OF CREDIT AND DUE TO FACTOR

DLI has a factoring agreement with PM Factors Bancorp to factor its accounts receivable up to $500,000. PM Factors Bancorp advances to DLI 80% of the accounts receivable that PM Factors Bancorp believes are eligible for factoring. The remaining balance is withheld as a reserve against possible non-collectible accounts. A finance fee of 0.76% per ten day period on the face value of each account as long as the account remains unpaid will be charged, accruing on the purchase date. DLI owed $112,907 to PM Factors Bancorp at March 31, 2005. Factored receivables at March 31, 2005 were $187,644.

The Company assumed a line of credit with the Union Bank of California as part of its acquisition of Global. The line of credit provides for borrowings for an amount up to $100,000 with interest at 6.75% annually. Interest only payments are due monthly. As of March 31, 2005 the outstanding balance on this line of credit is $78,125 and is in default. (see Note 8 below)

NOTE 5 - NOTES PAYABLE

Notes payable relate to debt acquired from SEA and consist of two unsecured, non-interest bearing notes payable to two former stockholders of SEA totaling $16,666 due January 15, 2005. No payments have been made.

Notes payable also include a $146,000 line of credit acquired from SEA and converted into a term loan payable with interest at the prime rate plus 3.5% secured by all assets of SEA of approximately $83,000 and guaranteed by the former stockholders of SEA. This loan is payable in monthly principal payments of $6,083 plus interest until November 15, 2006, at which time all unpaid principal and accrued interest is due. A technical event of default occurred with this note.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, two of the Company’s officers advanced the Company $55,236 to pay operating expenses. These advances are non-interest bearing and payable upon demand.
As of March 31, 2005 these two officers have advanced a total of $87,876 to the Company.

NOTE 7 - EARNINGS PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2005 and 2004 were 1,265,500 and 1,265,500 respectively.

NOTE 8 - SUBSEQUENT EVENTS

On April 5, 2005, the Company entered an agreement with Linear Group for investment relation services. The agreement extends the term of the existing October 1, 2004 agreement to April 6, 2006.

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company’s common stock for services performed and to be performed.

On May 2, 2005 the Company reached agreement with a previous shareholder of Global, whereby the shareholder agreed to relieve the Company of liability for the line of credit with Union Bank of California as described in Note 4 above. This loan was initiated by Global and the Company had agreed as part of the acquisition to assume the loan in its own name but the agreement was not reached with The Union Bank of California to do so. DLMC has no further liability for this line of credit loan as the former shareholder of Global has agreed to assume responsibility for the line of Credit. In addition, as part of this agreement, the Company agreed to sell to the former shareholder, all furniture, fixtures, inventory and equipment of Global for $1. This agreement also includes a value added reseller opportunity for the former shareholder to sell the Company's Virtual University Appliance System on a commission basis.

On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement will be $24,950 and is payable in four monthly installments commencing May 20, 2005.

As of April 2005, the principal shareholders have loaned the Company $264,000.

During 2004 the Company deposited $100,000 with WestPark Capital Market Inc. (“Westpark”). The Company’s understanding was this was a term deposit for eight months, and the funds were to be refunded on April 6, 2005. In February 2005 Westpark indicated the funds forwarded to them in 2004 were not for a deposit but for the purchase of the Company’s common stock. On May 16, 2005, the Company received written notification from Westpark that it would not repay the $100,000.

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

Change in Business Strategy and recent Events

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

Our strategy is to grow our business utilizing our patented proprietary learning management software by selling our learning management system to other schools, colleges and businesses.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition

Revenues consist primarily of tuition and fees derived from courses taught in the Company's schools. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks for DLI and up to six months for SEA and Global). Tuition is billed after the course has been completed for DLI. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. SEA and Global bill tuition as students register for classes. In the second quarter of 2004, the Company began to receive unearned tuition. Unearned tuition is the portion of payments received but not earned or receivables not yet collected. This unearned tuition will be reflected as a current liability in the Company's consolidated balance sheet as this amount would be expected to be earned within the next 12 months from the date of prepayment or recording of receivable.

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

Deferred Taxes. We currently have deferred income tax assets, which are subject to periodic recoverability assessments. Realization of our deferred income tax assets is principally dependent upon achievement of projected future taxable income reduced by deferred income tax liabilities. We evaluate the realizability of our deferred tax assets periodically and have recorded a full valuation allowance.

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

Results of Operations - Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March	March
	31, 2005	31, 2004
	(unaudited)	(unaudited)

REVENUES	$91,616	$998,255

OPERATING EXPENSES:
Educational services	232,083	208,017
General and administrative	324,905	368,282
Depreciation expense	31,806	17,146
Marketing and advertising	41,358	230,213

TOTAL EXPENSES	630,152	823,658

INCOME (LOSS) FROM OPERATIONS	(538,536)	174,597

OTHER EXPENSES:
Shell acquisition costs	-	(213,362)
Interest expense	(98,325)	(31,193)
Interest expense - non-cash beneficial
conversion feature charge	-	(3,000,000)

TOTAL OTHER EXPENSES	(98,325)	(3,244,555)

NET LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(636,861)	(3,069,958)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(29,915)

NET LOSS	$(636,861)	$(3,040,043)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.03)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,204,024	20,103,981

Three Months Ended March 31, 2005 and 2004

Revenues

Revenues decreased by $906,639 or 90.8% to $91,616 in the first quarter of 2005 from $998,255 in the first quarter of 2004. The decrease was due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $193,506 or 23.5% to $630,152 in the first quarter of 2005 from $823,658in the first quarter of 2004. The decrease is principally due to a decrease in marketing and advertising.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses increased to 253.3% of revenues in the first quarter of 2005 from 20.8% of revenues for the first third quarter of 2004. Educational services expenses increased by $24,066 or 11.6% to $232,083 in the first quarter of 2005 from $208,017 in the first quarter of 2004. Many of these educational expenses are fixed in nature and therefore, did not decrease proportionally with the decrease in revenue. The increase in costs and on a percentage basis was due to us being unable to obtain efficiencies by matching student demand for classes with contract instructors.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 354.6% of revenues in the first quarter of 2005 from 36.9% in the first quarter of 2004. General and administrative expenses decreased by $43,377 or 11.8% to $324,905 in the first quarter of 2005 from $368,282 in the first quarter of 2004. The decrease in dollars was primarily due to a decrease professional fees. In the first quarter of 2004 we incurred higher professional fees in connection with our merger with FreePCSQuote.com, Inc.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue increased to 45.1% in the first quarter of 2005 from 23.1% in the first quarter of 2004. Marketing and advertising expenses decreased by $188,855 or 82.0% to $41,358 in the first quarter of 2005 from $230,213 in the first quarter of 2004. The decrease in dollars was primarily due to the lack of funds to spend on marketing and advertising.

Income (loss) from operations. Loss from operations was $538,536 in the first quarter of 2005, as compared to a profit of $174,597 in the first quarter of 2004. This loss constituted 587.8% of gross revenues in the first quarter of 2005 compared to a profit of 17.5% of revenues for the first quarter of 2004. The reduction in income resulted primarily from a significant revenue decline in our telecom seminar classroom business because of change in business strategy.

Net(loss). We incurred a net loss of $636,861in the first quarter of 2005, as compared to net loss of $3,040,043 in the first quarter of 2004. The loss for the first quarter of 2005 relates primarily to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us. The loss for the first quarter of 2004 relates primarily to a $213,362 charge related to the acquisition costs of FreePCSQuote.com, Inc. and a $3,000,000 non-cash beneficial conversion feature charge related to the convertible debentures issued during the first quarter of 2004.

Seasonality and Other Factors Affecting Quarterly Results

Our revenues normally fluctuate as a result of seasonal variations in our business. Historically, our customer schools and business’ have lower student educational enrolments in the first fiscal quarter than in the remainder of the year. We expect quarterly fluctuations in operating results as a result of many factors and operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of March 31, 2005 we had cash and cash equivalents of $878.

Cash flows used in operating activities amounted to $159,853 in the first three months of 2005 compared to $283,136 in the same period of 2004.

Cash flows used in investing activities amounted to $612 in the first three months of 2005 compared to $507,059 in the first three months of 2004. The significant decrease is due to a significant reduction in the purchase of equipment and software development and advances made to entities we were acquiring.

Cash flows used in financing activities for the first three months of 2005 was $12,836 compared to cash flows provided by financing activities of $2,628,339 for the first three months of 2004. The decrease was due primarily to proceeds of $3,000,000 from the sale of convertible debentures in February 2004.

We do not believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements though 2005. We will need to raise additional funds from either one or a combination of additional financings, exercise and/or conversion of outstanding securities, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. If we cannot effectuate financing transactions to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking protection under federal bankruptcy laws. We cannot assure you that we will be able to meet our future capital requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

Risks Related To Our Business

We have only had a few profitable quarters and may never achieve sustained profitability.

Although we were profitable in 2003 on a net income basis, we were not profitable in 2004 nor were we profitable for the first three months of 2005, and may not be profitable in future periods, either on a short- or long-term basis. Our profitability was not attributed to any sales of our products. We incurred a net loss of $6,336,477 for the year ended December 31, 2004 and a net loss of $636,861 for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $6,621,124. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

Providing enterprise software applications to the education industry is an emerging and uncertain business; if the market for our products fails to develop, we will not be able to grow our business.

Our success will depend on our ability to raise new capital and generate revenues by providing enterprise software applications and services to colleges, universities, schools, government agencies and other education providers. This market has only recently developed and the viability and profitability of this market is unproven. Our ability to grow our business will be compromised if we do not develop and market products and services that achieve broad market acceptance with our current and potential clients and their students and employees. The use of online education, transactional or content management software applications and services in the education industry may not become widespread and our products and services may not achieve commercial success. Even if potential clients decide to implement products of this type, they may still choose to design, develop or manage all or a part of their system internally.

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

Because our professional services revenues typically have lower gross margins than our product revenues, an increase in the percentage of total revenues represented by professional services revenues could have a detrimental impact on our overall gross margins, and could adversely affect our operating results. In addition, we sometimes subcontract professional services to third parties, which further reduce our gross margins on these professional services. As a result, an increase in the percentage of professional services provided by third-party consultants could lower our overall gross margins.

If our products contain errors or if new product releases are delayed, we could lose new sales and be subject to significant liability claims.

Because our systems and software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered product development delays and defects in our products. We would expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products could lead to delay in sales and subject us to some liabilty claims.

Our success depends in part on our ability to expand the content of our existing programs and develop new programs in a cost-effective manner and on a timely basis.

Our success depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner, and meet our customer’s needs in a timely manner. The expansion of our existing programs and the development of new programs may not be accepted by our customers or the online education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our customers require or as quickly as our competitors.

Failure to adequately respond to changes in market need and technologies could have a material adverse effect on our business and results of operations.

Many of our customers must keep pace with such shifting technological requirements and our inability to adequately respond to such needs in market requirements because of financial constraints, technological change or other factors could have a material adverse effect on our business and results of operations.

Capacity constraints or system disruptions to our computer networks could damage our reputation and limit our ability to attract and retain students.

The performance and reliability of our program infrastructure is critical to our reputation and our ability to attract and retain customers. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of our computer networks. We have experienced system failures due to both software defects and operational errors. Most failures resulted in brief periods of slow performance rather than interruptions in service. Individual, sustained, or repeated occurrences could significantly damage our reputation and result in a loss of potential or existing customers. We cannot assure anyone that we will be able to expand our program infrastructure on a timely basis sufficient to meet demand for our programs.

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

We will likely need to raise additional funds in the future to fund our operations, to expand our markets and product offerings, or to respond to competitive pressures or perceived opportunities. We cannot assure that additional financing will be available on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue operations, our ability to increase revenues may be adversely affected.

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

Our success also depends, in large part, upon our ability to attract and retain highly qualified marketing personnel. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel to fill open positions, and retaining such personnel once hired. The loss of the services of any key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have an adverse effect on our business and results of operations.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our Common Stock.

We experience, and expect to continue to experience, seasonal fluctuations in our revenue because the bulk of our customers tailor their purchase of our products to student enrollment and these enrollments decrease during the summer months. These seasonal fluctuations can effect in our operating results which could result in volatility or have an adverse effect on the market price of our Common Stock. In addition, as our revenues continue to grow, these seasonal fluctuations may become more evident.

Our future success depends substantially on our ability to successfully sell and deliver our Virtual University Appliance product.

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

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management’s assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

Our business is subject to reporting requirements that are currently evolving and, once established could substantially increase our operating expenses and divert management's attention from the operation of our business.

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

The price of our Common Stock has been volatile in the past and will likely continue to fluctuate in the future. We believe that a number of factors, both within and outside our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

•  our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•  our financial position and results of operations;

•  developments with our collaborators, if any;

•  developments concerning our intellectual property rights or those of our competitors (including litigation);

•  status of litigation, if any;

•  period-to-period fluctuations in our operating results;

•  changes in estimates of our performance by any securities analysts;

•  new regulatory requirements and changes in the existing regulatory environment; and

•  market conditions for education stocks in general.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

Our Common Stock is considered to be a “penny stock”. The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less that $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities ad, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Stockholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•  control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•  “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those with consequent investor losses.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 30, 2005, Software Education of America, Inc., a subsidiary, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition is pending in the United States Bankruptcy Court for the Central District of California.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On February 22, 2005, the Company received a notice of default from the holders of the convertible debentures. The notice states that the Company has failed to make interest payments in the amount of $5,945 to each debenture holder and that such failure to pay has remained un-remedied for more than three days. Consequently, the debentures holders have declared the unpaid principal amount of and all interest accrued but unpaid on, the debentures due and payable. Pursuant to the terms of the Convertible Loan Agreement, the debenture holders have further demanded that the Company redeem all the unpaid principal amount of the debentures, together with an amount equal to an 18% annual yield on the principal amount through the redemption date of the debentures. No further action has been taken by the holders of the convertible debentures pursuant the notice.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 2, 2005 the Company reached agreement with a previous shareholder of Global, whereby the shareholder agreed to relieve the Company of liability for the line of credit with Union Bank of California as described in Note 4 above. This loan was initiated by Global and the Company had agreed as part of the acquisition to assume the loan in its own name but the agreement was not reached with The Union Bank of California to do so. DLMC has no further liability for this line of credit loan as the former shareholder of Global has agreed to assume responsibility for the line of Credit. In addition, as part of this agreement, the Company agreed to sell to the former shareholder, all furniture, fixtures, inventory and equipment of Global for $1. This agreement also includes a value added reseller opportunity for the former shareholder to sell the Company's Virtual University Appliance System on a commission basis.

Item 6. Exhibits

10.1 Agreement to Settle Outstanding Disputes Between DLMC/Global and Mack Mahmood dated May 2, 2005.

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

Date: June 13, 2005	DIGITAL LEARNING MANAGEMENT CORPORATION /s/ Aurangzeb Bhatti Aurangzeb Bhatti President (Duly Authorized Officer and Principal Executive Officer)
/s/ Umesh Patel Umesh Patel Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)