Form 10QSB
period 2005-06-30
DIGITAL LEARNING
filed 2005-08-22
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

There were 20,704,022 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of August 15, 2005.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

DIGITAL LEARNING MANAGEMENT CORPORATION
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited):
a. Consolidated Balance Sheet as of June 30, 2005	3
b. Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	4
c. Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2005	5
d. Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	6
e. Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Controls and Procedures	31
PART II - OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6.Exhibits	32
Signatures	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Balance Sheet

June
30, 2005
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,663
Restricted cash	70,000
Accounts receivable, net of allowance for doubtful accounts of $332,578	276,694
Prepaid expenses	15,819
Inventory	10,481
Income tax refund receivable	135,000
Other current assets	160,912

TOTAL CURRENT ASSETS	670,569

PROPERTY AND EQUIPMENT, net	508,720

TOTAL ASSETS	$1,179,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	1,069,737
Accrued compensation	519,281
Accounts payable, related party	251,814
Notes payable	162,666
Due to factor	129,932

TOTAL CURRENT LIABILITIES	5,133,430

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	—
Common stock; $0.001 par value; 75,000,000 shares
authorized; 20,704,024 shares issued and outstanding	20,704
Additional paid-in capital	3,246,477
Prepaid consulting	(8,250)
Accumulated deficit	(7,213,072)

TOTAL STOCKHOLDERS' DEFICIT	(3,954,141)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,179,289

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Six Months End
	June	June	June	June
	30, 2005	30, 2004	30, 2005	30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$11,243	$1,467,342	$102,859	$2,465,597

OPERATING EXPENSES:
Educational services	13,103	240,739	92,005	448,756
General and administrative	394,091	616,150	872,177	984,432
Depreciation expense	22,697	35,780	54,503	52,926
Marketing and advertising	67,159	348,385	108,517	578,598

TOTAL EXPENSES	497,050	1,241,054	1,127,202	2,064,712

INCOME/(LOSS) FROM OPERATIONS	(485,807)	226,288	(1,024,343)	400,885)

OTHER (EXPENSES):
Gain on release of debt	74,793	—	74,793	—
Loss on disposition of fixed assets	(28,465)	—	(28,465)	—
Shell acquisition costs	—	—	—	(213,362)
Interest expense	(152,469)	(65,622)	(250,794)	(96,815)
Interest expense - non-cash beneficial
conversion feature charge	—	—	—	(3,000,000

TOTAL OTHER (EXPENSES)	(106,141)	(65,622)	(204,466)	(3,310,177)

NET INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(591,948)	160,666	(1,228,809)	(2,909,292)

PROVISION (BENEFIT) FOR INCOME TAXES	—	31,691	—	1,836

NET INCOME (LOSS)	$(591,948)	$128,975	$(1,228,809)	$(2,911,128)

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.03)	$0.01	$(0.06)	$(0.14)
DILUTED	$(0.03)	$0.01	$(0.06)	$(0.14)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC	20,594,134	20,103,981	20,400,157	20,103,981
DILUTED	20,594,134	20,569,610	20,400,157	20,103,981

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2005
(Unaudited)

			Additional
	Common Stock		Paid-in	Prepaid	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total

Balance, December 31, 2004	20,204,024	$ 20,204	$ 3,211,977	$ (24,750)	$ (5,984,263)	$ (2,776,832)

Common stock issued for services	500,000	500	34,500			35,000
Amortization of prepaid consulting				16,500		16,500
Net loss					(1,228,809)	(1,228,809)

Balance, June 30, 2005	20,704,024	$20,704	$3,246,477	$(8,250)	$(7,213,072)	$(3,954,141)

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June	June
	30, 2005	30, 2004
	(unaudited)	(unaudited)
CASH FLOW FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(1,228,809)	$(2,911,128)
Adjustment to reconcile net (loss) to net cash
used in operating activities:
Depreciation	54,502	52,926
Common stock issued for services rendered	35,000	—
Amortization of prepaid consulting	16,500	—
Warrants issued in shell acquisition	—	109,880
Beneficial conversion feature	—	3,000,000
Deferred income taxes	—	(50,295)
Gain on release of debt	(74,793)	—
Loss on sale of fixed assets	28,465	—
Changes in operating assets and liabilities:
Accounts receivable	81,991	(524,909)
Prepaid expenses	9,140	61,416
Income tax refund receivable	—	(94,459)
Other current assets	2,000	1,000
Inventory	—	(12,941)
Accounts payable and accrued expenses	440,650	29,796
Accounts payable, related party	219,174	(2,692)
Due to factor	5,508	—
Accrued compensaton	277,042	(69,700)
Unearned Tuition	(22,106)	(73,381)
Income taxes	—	(52,994)

Net cash used in operating activities	(155,736)	(537,481)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired in variable interest entity	—	64,574
Cash advanced to VIE prior to gaining control	—	(490,922)
Advances to acquisition target	—	(65,408)
Purchase of equipment and software development	(612)	(269,657)

Net cash used in investing activities	(612)	(761,413)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	300,000
Payments on line of credit, net	(16,168)	(312,167)
Proceeds from convertible notes payable	—	3,000,000
Payment for deferred offering costs	—	(43,220)
Payment for prepaid loan fees	—	(342,460)

Net cash provided by (used in) financing activities	(16,168)	2,602,153

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(172,516)	1,303,259

CASH AND CASH EQUIVALENTS, Beginning of period	174,179	143,721

CASH AND CASH EQUIVALENTS, End of period	$1,663	$1,446,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$11,890	$65,622
Income taxes paid	$—	$199,000

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Notes to Interim Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

The Company operates post-secondary education training primarily in the business, information technology, telecommunications and other trade fields, offering certificates, degrees and college credits through strategic partners. Revenues generated from these schools consist primarily of tuition and fees paid by students or their employers, generally from public universities and large corporations.

DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA") on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30, 2004 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI.  SEA filed for bankrupsy in March of 2005.

DLI entered into an agreement to acquire Global Computer Systems, Inc. ("Global") on April 30, 2004. The transaction was subject to approval of the change-of-control of Global from the BPPVE and the ACCSCT. As of September 1, 2004, DLI assumed responsibility for the marketing and managing of Global sales and providing working capital. DLI advanced funding to Global pending final closing of the transaction. Effective November 15, 2004 Global became a wholly-owned subsidiary of DLI. In May 2005, the Company closed Global and returned all of its fixed assets to the former shareholder of Global.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a significant net loss for the six months ended June 30, 2005 and, at June 30, 2005, had an accumulated deficit and a working capital deficit. In addition, the Company is in default on its convertible debenture obligations, its SEA subsidiary filed for bankruptcy and it made the decision to close its Global subsidiary. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. In March 2005 the Company closed its vocational schools and stopped offering In-Class vocational training. The Company is now a provider of enterprise e-learning solutions and related services to the education industry, government agencies and corporate clients. Its patented  Virtual University Appliance (“VU Appliance”) is a hardware and software package which incorporates its CourseMate Virtual University System. The VU Appliance product, which was introduced by the Company in October 2004, is a pre-packaged and “turn-key” hardware and software solution designed to address the e-Learning needs of corporations and educational institutions. It is a comprehensive "out-of-the-box" virtual learning solution that allows customers to quickly create 100% web-based virtual learning environments. The platform allows customers to create, publish and deliver courseware for e-Learning in addition to managing their traditional classroom learning environment. The Company believes its success in the future lies in successfully marketing, selling and improving its VU Appliance product and related services. The Company intends to remain focused on further developing and adding to its intellectual property assets, utilizing its expertise to help the online learning initiatives of its customers with e-Learning systems solutions. The Company expects that sales from its VU Appliance product and related services will be sufficient to sustain operations for the foreseeable future. Management believes it needs to arrange new financing in the minimum amount of $2.0 million through the issuance of additional equity or convertible notes through a private placement, in order to have sufficient capital to finance its operations for the next 12 months.

Bankruptcy of Subsidiary

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations.

Revenue Recognition

Revenues from sales of the Company’s VU Appliance include product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Product revenues consist of bundled hard-software product sales, annual licensing fees, and client hosting engagement. The Company intends to sell its licenses , training and hosting services under annually renewable agreements, which the clients will generally pay annual fees in the beginning of the annual contract term. Billing from these revenues are recognized as deferred revenues and are then recognized ratably over the contract term. Product sale revenues are recognized upon the shipment of the product to customers.

Tuition  revenues and fees are derived from courses taught in the Company's schools. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks for DLI and up to six months for SEA and Global). Tuition is billed after the course has been completed for DLI. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. SEA and Global bill tuition as students register for classes. In the second quarter of 2004, the Company began to receive unearned tuition. Unearned tuition is the portion of payments received but not earned or receivables not yet collected. This unearned tuition will be reflected as a current liability in the Company's consolidated balance sheet as this amount would be expected to be earned within the next 12 months from the date of prepayment or recording of receivable.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2005 consisted of the following:

Computers and office equipment	$994,006
Furniture and fixtures	63,832
Leasehold improvements	17,712
Software	357,805
1,433,355
Less accumulated depreciation	(924,635)
$508,720

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

NOTE 4 - LINE OF CREDIT AND DUE TO FACTOR

DLI had a factoring agreement with PM Factors Bancorp to factor its accounts receivable up to $500,000. PM Factors Bancorp advanced to DLI 80% of the accounts receivable that PM Factors Bancorp believed were eligible for factoring. The remaining balance was withheld as a reserve against possible non-collectible accounts. A finance fee of 0.76% per ten day period on the face value of each account was charged as long as the account remains unpaid, accruing on the purchase date. PM Factors Bancorp has claimed that DLI owes them approximately $130,000. DLI has asserted that it does not owe anything to PM Factors as DLI is owed approximately $134,000 from PM Factors Bancorp. In order to resolve this dispute, DLI has requested an accounting through the Superior Court of California, Los Angeles County with the right of offset against any sums found owing to PM Factors Bancorp at June 30, 2005. Factored receivables at June 30, 2005 were $187,644, of which $129,932 had been loaned against.

On June 14, 2005 PM Factors, Inc. (PM Factors Bancorp), filed a law suit against DLI and two of its officers. The law suit claims Breach of Contract in failing to pay approximately $130,000 on factored accounts. The claim also seeks relief based on fraud and fraudulent transfer. On August 11, 2005 DLI filed its answer to the law suit denying the debt and any wrongful conduct and at the same time filed a cross claim for breach of fiduciary duty, misappropriation of funds and accounting. This law suit is filed in the Superior Court of California, for the county of Los Angeles, Central District.

The Company assumed a line of credit with the Union Bank of California as part of its acquisition of Global. The line of credit provides for borrowings for an amount up to $100,000 with interest at 6.75% annually. Interest only payments are due monthly.

On May 2, 2005 the Company reached agreement with a previous shareholder of Global, whereby the shareholder agreed to relieve the Company of liability for the line of credit with Union Bank of California. This loan was initiated by Global and the Company had agreed as part of the acquisition to assume the loan in its own name but the agreement was not reached with The Union Bank of California to do so. DLMC has no further liability for this line of credit loan as the former shareholder of Global has agreed to assume responsibility for the line of credit. As a result of the previous shareholder releasing the Company from this line of credit, the Company has recorded a gain on release of debt of  $74,793. In addition, as part of this agreement, the Company agreed to sell to the former shareholder, all furniture, fixtures, inventory and equipment of Global for $1. This agreement also includes a value added reseller opportunity for the former shareholder to sell the Company's Virtual University Appliance System on a commission basis.  As a result of the sale of the fixed assets, the Company has recorded a loss on the sale of fixed assets of $28,465.

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

NOTE 6 - COMMON STOCK

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company’s common stock for services performed and to be performed. The stock was valued at $35,000, the fair market value of the stock on the date the agreement was signed.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, two of the Company’s officers advanced the Company $219,174 to pay operating expenses. These advances are non-interest bearing and payable upon demand. As of June 30, 2005 these two officers have advanced a total of $251,814 to the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement will be $24,950 and is payable in four monthly installments commencing May 20, 2005. The Company has not made any of these payments.

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

On June 14, 2005 PM Factors, Inc. (PM Factors Bancorp), filed a law suit against DLI and two of its officers. The law suit claims Breach of Contract in failing to pay approximately $130,000 on factored accounts. The claim also seeks relief based on fraud and fraudulent transfer. On August 11, 2005 DLI filed its answer to the law suit denying the debt and any wrongful conduct and at the same time filed a cross claim for breach of fiduciary duty, misappropriation of funds and accounting. This law suit is filed in the Superior Court of California, for the county of Los Angeles, Central District.

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

Overview

Digital Learning Management Corporation, a Delaware corporation (hereinafter sometimes referred to as the “Company,” “we,” and “us”), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2004.

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

The VU Appliance product, which was introduced by the Company in October 2004, is a pre-packaged and “turn-key” hardware and software solution designed to address the e-Learning needs of corporations and educational institutions. It is a comprehensive "out-of-the-box" virtual learning solution that allows customers to quickly create 100% web-based virtual learning environments. The platform allows customers to create, publish and deliver courseware for e-Learning in addition to managing their traditional classroom learning environment. The Company utilizes its United States Patent in its VU Appliance. The Company believes its success in the future lies in successfully marketing, selling and improving its VU Appliance product and related services. The Company intends to remain focused on further developing and adding to its intellectual property assets, utilizing its expertise to help the online learning initiatives of its customers with e-Learning systems solutions.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition. Revenues consist primarily from the marketing and hosting our proprietary VUS system. These revenues are recognized when the sale is consummated and the product delivered. Revenue from tuition and fees from courses taught in our one school remaining is recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. In the first two quarters of 2005 we received no prepaid tuition. Prepaid tuition is the portion of payments received but not earned. This prepaid tuition would have been reflected as a current liability in our consolidated balance sheets as this amount would be expected to be earned within the next 12 months from the date of prepayment.

Revenues from sales of the Company’s VU Appliance include product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Product revenues consist of bundled hard-software product sales, annual licensing fees, and client hosting engagement. The Company intends to sell its licenses, training and hosting services under annually renewable agreements, which the clients will generally pay annual fees in the beginning of the annual contract term. Billing from these revenues are recognized as deferred revenues and are then recognized ratably over the contract term. Product sale revenues are recognized upon the shipment of the product to customers.

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

Results of Operations - Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June	June	June	June
	30, 2005	30, 2004	30, 2005	30, 2004

REVENUES	$11,243	$1,467,342	$102,859	$2,465,597

OPERATING EXPENSES:
Educational services	13,103	240,739	92,005	448,756
General and administrative	394,091	616,150	872,177	984,432
Depreciation expense	22,697	35,780	54,503	52,926
Marketing and advertising	67,159	348,385	108,517	578,598

TOTAL EXPENSES	497,050	1,241,054	1,127,202	2,064,712

INCOME/(LOSS) FROM OPERATIONS	(485,807)	226,288	(1,024,343)	400,885

OTHER (EXPENSES):
Gain on release of debt	74,793	—	74,793	—
Loss on disposition of fixed assets	(28,465)	—	(28,465)	—
Shell acquisition costs	—	—	—	(213,362)
Interest expense	(152,469)	(65,622)	(250,794)	(96,815)
Interest expense - non-cash beneficial	—	—
conversion feature charge	—	—	—	(3,000,000)

TOTAL OTHER (EXPENSES)	(106,141)	(65,622)	(204,466)	(3,310,177)

NET INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(591,948)	160,666	(1,228,809)	(2,909,292)

PROVISION (BENEFIT) FOR INCOME TAXES	—	31,691	—	1,836

NET INCOME (LOSS)	$(591,948)	$128,975	$(1,228,809)	$(2,911,128)

Three Months Ended June 30, 2005 and 2004

Revenues

Revenues decreased by $1,456,099 or 99.2% to $11,243 during the three months ended June 30, 2005 from $1,467,342 during the same period in 2004. The decrease was due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $744,004 or 59.9% to $497,050 during the three months ended June 30, 2005 from $1,241,054 during the same period in 2004. The decrease is principally due to a decrease in marketing and advertising, and general and administrative expenses.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses increased to 116.5% revenues during the three months ended June 30, 2005 from 16.4% of revenues for the same period in 2004. Educational services expenses decreased by $227,636 or 94.6% to $13,103 during the three months ended June 30, 2005 from $240,739 during the same period in 2004. The decrease in  educational expenses is directly related to the decrease in revenue.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 3,505.2% of revenues during the three months ended June 30, 2005 from 42.0% during the same period in 2004. General and administrative expenses decreased by $222,059 or 36.0% to $394,091 during the three months ended June 30, 2005 from $616,150 during the same period in 2004. The decrease in dollars was primarily due to a decrease professional fees. In 2004 we incurred higher professional fees in connection with our merger with FreePCSQuote.com, Inc.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue increased to 597.3% during the three months ended June 30, 2005 from 23.7% during the same period in 2004. Marketing and advertising expenses decreased by $281,226 or 80.7% to $67,159 during the three months ended June 30, 2005 from $348,385 during the same period in 2004. The decrease in dollars was primarily due to the lack of funds to spend on marketing and advertising.

Income (loss) from operations. Loss from operations was $485,807 during the three months ended June 30,2005, as compared to a profit of $226,288 during the same period in 2004. This loss constituted 4,321% of gross revenues during the three months ended June 30, 2005 compared to a profit of 15.4% of revenues during the same period in 2004. The reduction in income resulted primarily from a significant revenue decline in our telecom seminar classroom business because of change in business strategy.

Net(loss). We incurred a net loss of $591,948 during the three months ended June 30, 2005, as compared to net income of $128,975 during the same period in 2004. The loss for the three months ended June 30, 2005 relates primarily to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Six Months Ended June 30, 2005 and 2004

Revenues

Revenues decreased by $2,362,738 or 95.8% to $102,859 during the six months ended June 30, 2005 from $2,465,597 during the same period in 2004. The decrease was due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $937,510 or 45.4% to $1,127,202 during the six months ended June 30, 2005 from $2,064,712 during the same period in 2004. The decrease is principally due to a decrease in marketing and advertising, and general and administrative expenses.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses increased to 89.4% of revenues during the six months ended June 30, 2005 from 18.2% of revenues for the same period in 2004. Educational services expenses decreased by $356,751 or 79.5% to $92,005 during the six months ended June 30, 2005 from $448,756 during the same period in 2004. The decrease in  educational expenses is directly related to the decrease in revenue.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 847.9% of revenues during the six months ended June 30, 2005 from 39.9% during the same period in 2004. General and administrative expenses decreased by $112,255 or 11.4% to $872,177 during the six months ended June 30, 2005 from $984,432 during the same period in 2004. The decrease in dollars was primarily due to a decrease professional fees. In 2004 we incurred higher professional fees in connection with our merger with FreePCSQuote.com, Inc.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue increased to 105.5% during the six months ended June 30, 2005 from 23.5% during the same period in 2004. Marketing and advertising expenses decreased by $470,081 or 81.2% to $108,517 during the six months ended June 30, 2005 from $578,598 during the same period in 2004. The decrease in dollars was primarily due to the lack of funds to spend on marketing and advertising.

Income (loss) from operations. Loss from operations was $1,024,343 during the six months ended June 30,2005, as compared to a profit of $400,885 during the same period in 2004. This loss constituted 995.9% of gross revenues during the six months ended June 30, 2005 compared to a profit of 16.3% of revenues during the same period in 2004. The reduction in income resulted primarily from a significant revenue decline in our telecom seminar classroom business because of change in business strategy.

Net(loss). We incurred a net loss of $1,228,809 during the six months ended June 30, 2005, as compared to net loss of $2,911,128 during the same period in 2004. The loss for the six months ended June 30, 2005 relates primarily to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us. The loss for the six months ended June 30, 2004 relates primarily to a $213,362 charge related to the acquisition costs of FreePCSQuote.com, Inc. and a $3,000,000 non-cash beneficial conversion feature charge related to the convertible debentures issued during the first quarter of 2004.

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

Liquidity and Capital Resources

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of June 30, 2005 we had cash and cash equivalents of $1,663.

Cash flows used in operating activities amounted to $155,736 during the six months ended June 30, 2005 compared to $537,481 during the same period in 2004. The decrease is principally due to the decrease in the net loss and the increase in accounts receivable in 2004.

Cash flows used in investing activities amounted to $612 during the six months ended June 30, 2005 compared to $761,413 during the same period in 2004. The significant decrease is due to a significant reduction in the purchase of equipment and software development and advances made to entities we were acquiring.

Cash flows used in financing activities for the six months ended June 30, 2005 was $16,168 compared to cash flows provided by financing activities of $2,602,153 for the same period in 2004. The decrease was due primarily to proceeds of $3,000,000 from the sale of convertible debentures in February 2004.

We do not believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements though 2005. We will need to raise additional capital through public or private equity offerings or debt financings. If cash generated from operations is insufficient to satisfy our liquidity requirements and we cannot raise needed funds on acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

Risks Related To Our Business

We have only had a few profitable quarters and may never achieve sustained profitability.

Although we were profitable in 2003 on a net income basis, we were not profitable in 2004 nor were we profitable for the first six months of 2005, and may not be profitable in future periods, either on a short- or long-term basis. Our profitability was not attributed to any sales of our products. We incurred a net loss of $6,336,477 for the year ended December 31, 2004 and a net loss of $1,228,809 for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $7,213,072. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

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

Because our systems and software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered product development delays and defects in our products. We would expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products could lead to delay in sales and subject us to some liability claims.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 30, 2005, Software Education of America, Inc., a subsidiary, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition is pending in the United States Bankruptcy Court for the Central District of California.

On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement will be $24,950 and is payable in four monthly installments commencing May 20, 2005. The Company has not made any of these payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company’s common stock for services performed and to be performed. The consultant was financially able to bear the economic risk of the investment and capable of evaluating the merits and risks of the acquisition of the shares. The consultant also had received and reviewed all information necessary or appropriate for deciding whether to purchase the shares, including the Company's periodic SEC reports. No general solicitation or advertising was undertaken in connection with the offer and sale of the shares. The consultant represented to the Company that the consultant was purchasing the securities for the consultant's own account and not with a present view towards the distribution thereof. In addition, the consultant acknowledged and agreed that the shares had not been registered under the Securities Act and may not be offered or sold unless subsequently registered and/or offered, sold or transferred pursuant to an exemption from the registration requirements. Therefore, the Company believes that the shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder..

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

Date: August 19, 2005	DIGITAL LEARNING MANAGEMENT CORPORATION

	By:	/s/ Aurangzeb Bhatti

Aurangzeb Bhatti
President
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Umesh Patel

Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)