Form 10QSB
period 2005-09-30
DIGITAL LEARNING
filed 2005-12-19
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☐    No  ☒

There were 20,704,024 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of December 1, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No   ☒

DIGITAL LEARNING MANAGEMENT CORPORATION

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited):

a. Consolidated Balance Sheet as of September 30, 2005	3

b. Consolidated Statements of Operations for the three and nine months ended
September 30, 2005 and 2004	4

c. Consolidated Statement of Stockholders' Deficit for the nine months ended
September 30, 2005	5

d. Consolidated Statements of Cash Flows for the nine months ended September 30,
2005 and 2004	6

e. Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	33

PART II - OTHER INFORMATION	33

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6.Exhibits	34

Signatures	35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Balance Sheet

September
30, 2005
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,271
Accounts receivable, net of allowance for doubtful accounts of $466,542	85,732
Other current assets	161,086
TOTAL CURRENT ASSETS	248,089

PROPERTY AND EQUIPMENT, net	68,549
INTANGIBLE ASSETS, net	295,841
TOTAL ASSETS	$612,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	1,070,054
Unearned revenue	43,791
Accrued compensation	626,500
Accounts payable, related party	364,242
Due to factor	115,932
Net liabilities of discontinued operations	199,331
TOTAL CURRENT LIABILITIES	5,419,850

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 20,704,024 shares issued and outstanding	20,704
Additional paid-in capital	3,246,477
Accumulated deficit	(8,074,552)
TOTAL STOCKHOLDERS' DEFICIT	(4,807,371)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$612,479

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$55,972	$691,951	$136,725	$3,157,548

OPERATING EXPENSES:
Educational services	15,149	290,444	94,211	739,200
General and administrative	727,219	399,866	1,552,872	1,384,298
Depreciation expense	10,549	26,081	60,797	79,007
Marketing and advertising	21,001	296,886	121,009	875,484
TOTAL EXPENSES	773,918	1,013,277	1,828,889	3,077,989

INCOME (LOSS) FROM OPERATIONS	(717,946)	(321,326)	(1,692,164)	79,559

OTHER INCOME (EXPENSES):
Gain on release of debt	-	-	74,793	-
Loss on sale of fixed assets	-	-	(28,465)	-
Shell acquisition costs	-	-	-	(213,362)
Interest expense	(143,534)	(43,201)	(393,044)	(140,016)
Interest expense - non-cash beneficial
conversion feature charge	-	-	-	(3,000,000)
TOTAL OTHER INCOME (EXPENSES)	(143,534)	(43,201)	(346,716)	(3,353,378)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
AND DISCONTINUED OPERATIONS	(861,480)	(364,527)	(2,038,880)	(3,273,819)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(29,094)	-	(27,258)
NET LOSS FROM CONTINUING OPERATIONS	(861,480)	(335,433)	(2,038,880)	(3,246,561)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	(204,218)	(51,409)	(204,218)
	-	(204,218)	(51,409)	(204,218)

NET LOSS	$(861,480)	$(539,651)	$(2,090,289)	$(3,450,779)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.04)	$(0.02)	$(0.10)	$(0.16)
Discontinued operations	-	(0.01)	(0.00)	(0.01)
	$(0.04)	$(0.03)	$(0.10)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,704,024	19,804,024	20,502,559	19,804,024

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2005
(Unaudited)

			Additional
	Common Stock		Paid-in	Prepaid	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total

Balance, December 31, 2004	20,204,024	$20,204	$3,211,977	$(24,750)	$(5,984,263)	$(2,776,832)

Common stock issued for services	500,000	500	34,500			35,000
Amortization of prepaid consulting				24,750		24,750
Net loss					(2,090,289)	(2,090,289)
Balance, September 30, 2005	20,704,024	$20,704	$3,246,477	$-	$(8,074,552)	$(4,807,371)

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	September	September
	30, 2005	30, 2004
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,038,880)	$(3,246,561)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	60,797	79,007
Common stock issued for services rendered	35,000	-
Amortization of prepaid consulting	24,750	-
Warrants issued in shell acquisition	-	109,880
Beneficial conversion feature	-	3,000,000
Deferred income taxes	-	(85,141)
Gain on release of debt	(74,793)	-
Loss on sale of fixed assets	28,465	-
Writedown of assets	97,304	-
Changes in operating assets and liabilities:
Accounts receivable	235,082	30,089
Prepaid expenses	20,009	51,429
Income tax refund receivable	135,000	(18,173)
Other current assets	(28,260)	1,075
Inventory	-	(34,607)
Accounts payable and accrued expenses	578,150	80,448
Accounts payable, related party	331,602	2,122
Due to factor	(8,492)	18,250
Accrued compensaton	436,050	(131,176)
Unearned Revenue	43,791	170,112
Income taxes	-	(22,377)
Net cash provided by (used in) operating activities from continuing operations	(124,425)	4,377
Net cash (used in) operating activities of discontinued operations	(31,494)	(316,288)
Net cash (used in) operating activities	(155,919)	(311,911)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired in variable interest entity	-	1,301
Restricted cash acquired in VIE	-	(70,000)
Cash advanced to VIE prior to gaining control	-	(640,595)
Advances to acquisition target	-	(512,062)
Purchase of equipment and software development	(612)	(367,283)
Net cash (used in) investing activities from continuing operations	(612)	(1,588,639)
Net cash provided by investing activities of discontinued operations	-	479,239
Net cash (used in) investing activities	(612)	(1,109,400)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	300,000
Payments on line of credit	(16,168)	(300,000)
Payments on notes payable		(30,416)
Proceeds from convertible notes payable	-	3,000,000
Payment for deferred offering costs	-	(72,220)
Payment for prepaid loan fees	-	(329,479)
Net cash provided by (used in) financing activities from continuing operations	(16,168)	2,567,885
Net cash (used in) financing activities of discontinued operations	-	(25,000)
Net cash provided by (used in) financing activities	(16,168)	2,542,885

CHANGE IN CASH OF DISCONTINUED OPERATIONS	2,485	(140,355)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(170,214)	981,219

CASH AND CASH EQUIVALENTS, Beginning of period	171,485	143,721

CASH AND CASH EQUIVALENTS, End of period	$1,271	$1,124,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$11,890	$101,293
Income taxes paid	$-	$203,874

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA") on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30, 2004 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI. SEA filed for bankruptcy in March of 2005 and is being accounted for as a discontinued operation.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company incurred a significant net loss for the nine months ended September 30, 2005 and, at September 30, 2005, had an accumulated deficit of $8,074,552 and a working capital deficit of $5,171,761. In addition, the Company is in default on its convertible debenture obligations and line of credit, its SEA subsidiary filed for bankruptcy and it made the decision to close its Global subsidiary. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Bankruptcy of Subsidiary

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. See Note 8.

Revenue Recognition

Revenues from sales of the Company’s VU Appliance include product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Product revenues consist of bundled hard-software product sales, annual licensing fees, and client hosting engagement. The Company intends to sell its licenses, training and hosting services under annually renewable agreements, which the clients will generally pay annual fees in the beginning of the annual contract term. Billings from these revenues are recognized as deferred revenues and are then recognized ratably over the contract term. Product sale revenues are recognized upon the shipment of the product to customers.

Tuition revenue and fees are derived from courses taught in the Company's schools. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks for DLI and up to six months for SEA and Global). Tuition is billed after the course has been completed for DLI. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded. Textbook sales and other revenues are recognized as sales occur or services are performed and represent less than 10% of total revenues. SEA and Global bill tuition as students register for classes. In the second quarter of 2004, the Company began to receive unearned tuition. Unearned tuition is the portion of payments received but not earned or receivables not yet collected. This unearned tuition will be reflected as a current liability in the Company's consolidated balance sheet as this amount would be expected to be earned within the next 12 months from the date of prepayment or recording of receivable.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The cost of property and equipment at September 30, 2005 consisted of the following:

Computers and office equipment	$229,620
Furniture and fixtures	25,000
Leasehold improvements	26,470
281,090
Less accumulated depreciation	(212,541)
$68,549

The cost of intangible assets at September 30, 2005 consisted of the following:

Courseware	$297,613
Software	32,376
329,989
Less accumulated depreciation	(34,148)
$295,841

The Company reevaluated its certain assets in the period ended September 30, 2005 and determined that such assets have been impaired and were of no value, based upon the fair market value of similar assets. The Company recorded an impairment expense equal to the book value of such assets amounting $97,304 which has been reflected as a part of the General and administrative expenses in the operating expenses in the accompanying financial statements.
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

NOTE 4 - LINE OF CREDIT AND DUE TO FACTOR

DLI had a factoring agreement with PM Factors Bancorp to factor its accounts receivable up to $500,000. PM Factors Bancorp advanced to DLI 80% of the accounts receivable that PM Factors Bancorp believed were eligible for factoring. The remaining balance was withheld as a reserve against possible non-collectible accounts. A finance fee of 0.76% per ten day period on the face value of each account was charged as long as the account remains unpaid, accruing on the purchase date. Factored receivables at September 30, 2005 were $187,644, of which $115,932 had been loaned against. During the three months ended September 30, 2005, the Company made a $14,000 payment to PM Factors Bancorp.

On June 14, 2005 PM Factors, Inc. (PM Factors Bancorp), filed a law suit against DLI and two of its officers. The law suit claims Breach of Contract in failing to pay approximately $130,000 on factored accounts. The claim also seeks relief based on fraud and fraudulent transfer. On August 11, 2005 DLI filed its answer to the law suit denying the debt and any wrongful conduct and at the same time filed a cross claim for breach of fiduciary duty, misappropriation of funds and accounting. This law suit is filed in the Superior Court of California, for the county of Los Angeles, Central District. In September 2005, PM Factors obtained a court order and was able to take approximately $83,000 from the Company’s bank account. This amount was held in escrow by the court. In order for the Company to continue its lawsuit against PM Factors the Company was required to put an additional $70,000 on deposit with the court. In November 2005, the Company settled its dispute with PM Factors by paying approximately $115,000 plus fees. The settlement was paid from the amount held by the court.

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

NOTE 5 - COMMON STOCK

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company’s common stock for services performed and to be performed. The stock was valued at $35,000, the fair market value of the stock on the date the agreement was signed.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, two of the Company’s officers advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of September 30, 2005 these two officers have advanced a total of $356,815 to the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement will be $24,950 and is payable in four monthly installments commencing May 20, 2005. The Company has not made any of these payments.

During 2004 the Company deposited $100,000 with WestPark Capital Market Inc. (“Westpark”). The Company’s understanding was this was a term deposit for eight months, and the funds were to be refunded on April 6, 2005. In February 2005 Westpark indicated the funds forwarded to them in 2004 were not for a deposit but for the purchase of the Company’s common stock. On May 16, 2005, the Company received written notification from Westpark that it would not repay the $100,000. A dispute exists between the two parties on this issue. The Company is contemplating commencing litigation to recover the funds. The Company has established a $100,000 reserve against this deposit due from Westpark.

On June 14, 2005 PM Factors, Inc. (PM Factors Bancorp), filed a law suit against DLI and two of its officers. The law suit claims Breach of Contract in failing to pay approximately $130,000 on factored accounts. The claim also seeks relief based on fraud and fraudulent transfer. On August 11, 2005 DLI filed its answer to the law suit denying the debt and any wrongful conduct and at the same time filed a cross claim for breach of fiduciary duty, misappropriation of funds and accounting. This law suit is filed in the Superior Court of California, for the county of Los Angeles, Central District. . In September 2005, PM Factors obtained a court order and was able to take approximately $83,000 from the Company’s bank account. This amount was held in escrow by the court. In order for the Company to continue its lawsuit against PM Factors the Company was required to put an addition $70,000 on deposit with the court. In November 2005, the Company settled its dispute with PM Factors by paying approximately $115,000 plus fees. The settlement was paid from the amount held by the court.

NOTE 8 - DISCONTINUED OPERATIONS

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Statement of operations information for SEA for the nine months ended September 30, 2005 and 2004 are below:

	Nine Months Ended September 30,
	2005	2004
Revenue	$22,106	$214,290
Operating expenses	72,231	409,735
Interest expense	1,284	8,773
Net loss	51,409	204,218

Balance Sheet information for SEA as of September 30, 2005 is as follows:

September 30, 2005
Assets:
Cash	$209
Restricted cash	70,000
Prepaid expenses	4,501
Inventory	10,481
Other current assets	30,086
Property and equipment, net	36,476
Total assets	$151,753

Liabilities:
Accounts payable	$168,137
Accrued expenses	20,281
Notes payable	162,666
Total liabilities	$351,084

Net liabilities of discontinued operations	$199,331

Notes payable consist of two unsecured, non-interest bearing notes payable to two former stockholders of SEA totaling $16,666 due January 15, 2005. No payments have been made.

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

NOTE 9 - SUBSEQUENT EVENT

On December 7, 2005, the Company received notice from the holders of the $3,000,000 convertible debentures demanding full payment of the $3,000,000 debt plus accrued interest within 10 days of the notice. As of the filing of this Form 10-QSB, the Company had not repaid the $3,000,000 or any accrued interest.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Special Note Regarding Forward Looking Statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the plans and objectives of management for the business, operations, and economic performance of Digital Learning Management Corporation (formerly FreePCSQuote.Com, Inc.) (the “Company”“we” and “us”). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the Company or its management “believes,”“anticipates,”“intends,”“expects,”“plans” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

Overview

Digital Learning Management Corporation, a Delaware corporation (hereinafter sometimes referred to as the “Company,”“we,” and “us”), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2004.

Change in Business Strategy and recent Events

Effective March 16, 2005, the Company decided to discontinue its vocational schools and will no longer pursue acquisitions of accredited vocational schools and campuses going forward. The Company will continue to focus on its online e-Learning systems and related services strategy, with sales and services focused around its VU Appliance product, training and education.

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

Revenues from sales of the Company’s VU Appliance include product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Product revenues consist of bundled hard-software product sales, annual licensing fees, and client hosting engagement. The Company intends to sell its licenses, training and hosting services under annually renewable agreements, which the clients will generally pay annual fees in the beginning of the annual contract term. Billings from these revenues are recognized as deferred revenues and are then recognized ratably over the contract term. Product sale revenues are recognized upon the shipment of the product to customers.

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

Results of Operations - Three and Nine months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004

REVENUES	$55,972	$691,951	$136,725	$3,157,548

OPERATING EXPENSES:
Educational services	15,149	290,444	94,211	739,200
General and administrative	727,219	399,866	1,552,872	1,384,298
Depreciation expense	10,549	26,081	60,797	79,007
Marketing and advertising	21,001	296,886	121,009	875,484
TOTAL EXPENSES	773,918	1,013,277	1,828,889	3,077,989

INCOME (LOSS) FROM OPERATIONS	(717,946)	(321,326)	(1,692,164)	79,559

OTHER INCOME (EXPENSES):
Gain on release of debt	-	-	74,793	-
Loss on sale of fixed assets	-	-	(28,465)	-
Shell acquisition costs	-	-	-	(213,362)
Interest expense	(143,534)	(43,201)	(393,044)	(140,016)
Interest expense - non-cash beneficial
conversion feature charge	-	-	-	(3,000,000)
TOTAL OTHER INCOME (EXPENSES)	(143,534)	(43,201)	(346,716)	(3,353,378)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
AND DISCONTINUED OPERATIONS	(861,480)	(364,527)	(2,038,880)	(3,273,819)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(29,094)	-	(27,258)
NET LOSS FROM CONTINUING OPERATIONS	(861,480)	(335,433)	(2,038,880)	(3,246,561)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	(204,218)	(51,409)	(204,218)
	-	(204,218)	(51,409)	(204,218)
NET LOSS	$(861,480)	$(539,651)	$(2,090,289)	$(3,450,779)

Three Months Ended September 30, 2005 and 2004

Revenues

Revenues decreased by $635,979 or 91.9% to $55,972 during the three months ended September 30, 2005 from $691,951 during the same period in 2004. The decrease was due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $239,359 or 23.6% to $773,918 during the three months ended September 30, 2005 from $1,013,277 during the same period in 2004. The decrease is principally due to a decrease in marketing and advertising, and educational expenses offset by and increase in general and administrative expenses.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses decreased to 27.1% of revenues during the three months ended September 30, 2005 from 42.0% of revenues for the same period in 2004. Educational services expenses decreased by $275,295 or 94.8% to $15,149 during the three months ended September 30, 2005 from $290,444 during the same period in 2004. The decrease in educational expenses is directly related to the decrease in revenue.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 1,299.3% of revenues during the three months ended September 30, 2005 from 57.8% during the same period in 2004. General and administrative expenses increased by $327,353 or 81.9% to $727,219 during the three months ended September 30, 2005 from $399,866 during the same period in 2004. The increase in dollars was primarily due to a charge to bad debts expense of $200,000 and a write down of assets of $97,304 in 2005.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue decreased to 37.5% during the three months ended September 30, 2005 from 42.9% during the same period in 2004. Marketing and advertising expenses decreased by $275.885 or 92.9% to $21,001 during the three months ended September 30, 2005 from $296.886 during the same period in 2004. The decrease in dollars was primarily due to the lack of funds to spend on marketing and advertising.

Loss from operations. Loss from operations was $717,946 during the three months ended September 30, 2005, as compared to $321,326 during the same period in 2004. This loss constituted 1,282.7% of gross revenues during the three months ended September 30, 2005 compared to 46.4% of revenues during the same period in 2004. The increase in loss from operations resulted primarily from a significant revenue decline in our telecom seminar classroom business because of change in business strategy offset by lower operating expenses.

Interest expense. Interest expenses increased by $100,333 or 232.2 to $143,534 during the three months ended September 30, 2005 from $43,201 during the same period in 2004. The increase is due to the interest being accrued on the $3,000,000 convertible debentures is begin accrued at the default rate in 2005 compared to the stated rate in 2004.

Net loss from continuing operations. We incurred a net loss from continuing operations of $861,480 during the three months ended September 30, 2005, as compared to $335,433 during the same period in 2004. The loss for the three months ended September 30, 2005 relates primarily to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Nine months Ended September 30, 2005 and 2004

Revenues

Revenues decreased by $3,020,823 or 95.7% to $136,725 during the nine months ended September 30, 2005 from $3,157,548 during the same period in 2004. The decrease was due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $1,249,100 or 40.6% to $1,828,889 during the nine months ended September 30, 2005 from $3,077,989 during the same period in 2004. The decrease is principally due to a decrease in marketing and advertising, and educational expenses offset by and increase in general and administrative expenses.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses increased to 68.9% of revenues during the nine months ended September 30, 2005 from 23.4% of revenues for the same period in 2004. Educational services expenses decreased by $644,989 or 87.3% to $94,211 during the nine months ended September 30, 2005 from $739,200 during the same period in 2004. The decrease in educational expenses is directly related to the decrease in revenue.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 1,135.8% of revenues during the nine months ended September 30, 2005 from 43.8% during the same period in 2004. General and administrative expenses increased by $168,574 or 12.2% to $1,552,872 during the nine months ended September 30, 2005 from $1,384,298 during the same period in 2004. The increase in dollars was primarily due to a charge to bad debts expense of $200,000 and a write down of assets of $97,304 in 2005 offset by a decrease professional fees and a general decrease in overhead due to us downsizing our operations due to the significant decrease in revenue. In 2004 we incurred higher professional fees in connection with our merger with FreePCSQuote.com, Inc.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue increased to 88.5% during the nine months ended September 30, 2005 from 27.7% during the same period in 2004. Marketing and advertising expenses decreased by $754,475 or 86.2% to $121,009 during the nine months ended September 30, 2005 from $875,484 during the same period in 2004. The decrease in dollars was primarily due to the lack of funds to spend on marketing and advertising.

Loss from operations. Loss from operations was $1,692,164 during the nine months ended September 30, 2005, as compared to income from operations of $79,559 during the same period in 2004. This loss from operations constituted 1,237.6% of gross revenues during the nine months ended September 30, 2005 compared to income from operations of 2.5% of revenues during the same period in 2004. The increase in loss from operations resulted primarily from a significant revenue decline in our telecom seminar classroom business because of change in business strategy offset by lower operating expenses.

Gain on release of debt. On May 2, 2005 we reached agreement with a previous shareholder of Global, whereby the shareholder agreed to relieve us of liability for the line of credit with Union Bank of California. As a result of the previous shareholder releasing us from this line of credit, we have recorded a gain on release of debt of $74,793.

Loss on sale of fixed assets. In addition, as part of the May 2, 2005 agreement mentioned above, we agreed to sell to the former shareholder, all furniture, fixtures, inventory and equipment of Global for $1.  As a result of the sale of the fixed assets, we have recorded a loss on the sale of fixed assets of $28,465.

Interest expense. Interest expenses increased by $235,028 or 180.7% to $393,044 during the nine months ended September 30, 2005 from $140,016 during the same period in 2004. The increase is due to the interest being accrued on the $3,000,000 convertible debentures is begin accrued at the default rate in 2005 compared to the stated rate in 2004.

Net loss from continuing operations. We incurred a net loss from continuing operations of $2,038,880 during the nine months ended September 30, 2005, as compared to $3,246,561 during the same period in 2004. The loss for the nine months ended September 30, 2005 relates primarily to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us. The loss for the nine months ended September 30, 2004 relates primarily to a $213,362 charge related to the acquisition costs of FreePCSQuote.com, Inc. and a $3,000,000 non-cash beneficial conversion feature charge related to the convertible debentures issued during the first quarter of 2004.

Discontinued operations

On March 30, 2005, our subsidiary, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Statement of operations information for SEA for the nine months ended September 30, 2005 and 2004 are below:

	Nine Months Ended September 30,
	2005	2004
Revenue	$22,106	$214,290
Operating expenses	72,231	409,735
Interest expense	1,284	8,773
Net loss	51,409	204,218

Balance Sheet information for SEA as of September 30, 2005 is as follows:

September 30, 2005
Assets:
Cash	$209
Restricted cash	70,000
Prepaid expenses	4,501
Inventory	10,481
Other current assets	30,086
Property and equipment, net	36,476
Total assets	$151,753

Liabilities:
Accounts payable	$168,137
Accrued expenses	20,281
Notes payable	162,666
Total liabilities	$351,084

Net liabilities of discontinued operations	$199,331

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

Liquidity and Capital Resources

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of September 30, 2005 we had cash and cash equivalents of $1,271.

Cash flows used in operating activities amounted to $155,919 during the nine months ended September 30, 2005 compared to $311,911 during the same period in 2004.

Cash flows used in investing activities amounted to $612 during the nine months ended September 30, 2005 compared to $1,109,400 during the same period in 2004. The significant decrease is due to a significant reduction in the purchase of equipment and software development and advances made to entities we were acquiring.

Cash flows used in financing activities for the nine months ended September 30, 2005 was $16,168 compared to cash flows provided by financing activities of $2,542,885 for the same period in 2004. The decrease was due primarily to proceeds of $3,000,000 from the sale of convertible debentures in February 2004.

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

Although we were profitable in 2003 on a net income basis, we were not profitable in 2004 nor were we profitable for the first nine months of 2005, and may not be profitable in future periods, either on a short- or long-term basis. Our profitability was not attributed to any sales of our products. We incurred a net loss of $6,336,477 for the year ended December 31, 2004 and a net loss of $2,090,289 for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $8,074,552. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

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

We cannot be certain that our technology and other intellectual property do not infringe upon the intellectual property rights of others. Authorship and priority of intellectual property rights may be difficult to verify. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

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

Going Concern:

The Company incurred a significant net loss for the nine months ended September 30, 2005 and, at September 30, 2005, had an accumulated deficit of $8,074,552 and a working capital deficit of $5,171,761. In addition, the Company is in default on its convertible debenture obligations and line of credit, its SEA subsidiary filed for bankruptcy and it made the decision to close its Global subsidiary. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Our Common Stock is considered to be a “penny stock”. The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities ad, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 30, 2005, Software Education of America, Inc., a subsidiary, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition is pending in the United States Bankruptcy Court for the Central District of California.

On June 14, 2005 PM Factors, Inc. (PM Factors Bancorp), filed a law suit against DLI and two of its officers. The law suit claims Breach of Contract in failing to pay approximately $130,000 on factored accounts. The claim also seeks relief based on fraud and fraudulent transfer. On August 11, 2005 DLI filed its answer to the law suit denying the debt and any wrongful conduct and at the same time filed a cross claim for breach of fiduciary duty, misappropriation of funds and accounting. This law suit is filed in the Superior Court of California, for the county of Los Angeles, Central District. . In September 2005, PM Factors obtained a court order and was able to take approximately $83,000 from the Company’s bank account. This amount was held in escrow by the court. In order for the Company to continue its lawsuit against PM Factors the Company was required to put an addition $70,000 on deposit with the court. In November 2005, the Company settled its dispute with PM Factors by paying approximately $115,000 plus fees. The settlement was paid from the amount held by the court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Date: December 19, 2005	DIGITAL LEARNING MANAGEMENT CORPORATION

/s/ Aurangzeb Bhatti
Aurangzeb Bhatti
President
(Duly Authorized Officer and Principal Executive Officer)

/s/ Umesh Patel
Umesh Patel
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)