Form 10KSB
period 2005-12-31
DIGITAL LEARNING
filed 2006-04-19
CIK 1087848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-50222

DIGITAL LEARNING MANAGEMENT CORPORATION
(Name of Small Business Issuer in its charter)

Delaware	20-1661391
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

680 Langsdorf Drive, Suite 203
Fullerton, California 92831
(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (310) 921-3444

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Issuer’s revenues for the fiscal year ended December 31, 2005 were $163,653

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of December 31, 2005, was 20,204,024. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $187,250

DOCUMENTS INCORPORATED BY REFERENCE: None

Transition Small Business Disclosure Format: Yes ☐ No ☒

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

Forward looking statements may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and matters described in this Annual Report generally.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this Annual Report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this Report to reflect new events or circumstances unless and to the extent required by applicable law.

Available Information

Information regarding the Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC’s website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

A major portion of the proceeds from the convertible notes were used to complete the acquisition of two Vocational Training Schools, Software Education of America, Inc. (SEA), and Global Computer systems, Inc. (Global). SEA and Global discontinued all operations in March 2005.

DLI entered into an agreement to acquire SEA on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI

We entered into an agreement to acquire Global on April 30, 2004. The transaction was subject to approval of the change-of-control of Global from the BPPVE. As of September 1, 2004, DLI assumed responsibility for the marketing and managing of Global sales and providing working capital. DLI advanced funding to Global pending final closing of the transaction, which occurred on November 15, 2004.

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

On February 22, 2005 Robert Pearson resigned as a director. On February 28, 2005, Richard Rappaport resigned as a director.

On March 16, 2005, we decided to discontinue operations at our vocational schools and our acquisition strategy of accredited vocational schools and campuses. In connection with this change in business strategy, we decided to close the operations of SEA and Global.

In April 2005, the principal shareholders have loaned the Company $264,000 to keep the Company operating.

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

The VU Appliance is feature-rich and allows corporations, educational institutions and industry associations to create web-based virtual e-learning environments very quickly and inexpensively. The appliance is a standard rack mounted device and comes pre-configured with the following software:

•	Course Builder - a software for creating/aggregating content for courses
•	Courseware Repository - for storing all the courses and tracking their usage
•	Learning Management and Registration System (LMS) - for registering and tracking Online as well as traditional in-class and web-cast students
•	Online Exams Server - for creating comprehensive Exams, Quizzes and exercises
•	Online Evaluations Server - for Students Evaluations, Instructor Evaluations, and other progress/quality tracking features
•	Collaboration Server for Online Discussion Forums & Chat Sessions
•	Online Marketing Server - for promoting new courses and recruiting Instructor/Mentors
•	It has also e-commerce functionality built-in, so students can pay on-line using their credit card and take a self study course at their own space.

The Appliance solution can accept content created in multiple formats and presents that content over the Internet or Intranet. All interaction and administration is performed with a web browser. The appliance can be placed at the client’s locations behind the fire wall or housed and managed at any remote hosting location. Our clients can use our hard-software solution to integrate technology into the education experience and campus life as well as in government and corporate training environments. Our products support activities such as professor or trainer assigned digital material on class or a corporate website, student collaboration with peers or complete research online; an administrator managing a departmental website; or a merchant conducting cash-free transactions with students or employees and faculty through pre-funded debit accounts. Our target clients include government agencies, colleges, universities, vocation schools, other education providers and corporations, as well as textbook publishers and education-focused merchants who serve these education providers and training entities.

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

Employees and Labor Relations

  We currently have two full-time employees and three contract employees with whom our labor relations are good.

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

Although we were profitable in 2003 on a net income basis, we have not been profitable in 2004 and 2005, and may not be profitable in future periods, either on a short- or long-term basis. Our profitability was not attributed to any sales of our products. We incurred a net loss of ($3,121,551) for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of $9,105,814. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The execution of our present business plan depends on the continued services of Umesh Patel. While we have an employment agreement with him, the loss of his services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.

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

State regulations for distance education providers are uncertain. We may have to devote significant time and financial resources in order to comply with various state laws and regulations if states determine to regulate online education. We may not have sufficient resources to comply with any new laws and regulations that may be enacted, which could preclude us from operating in one or more states and could significantly limit the ability to expand our business. Schools would not buy our VUS if state or federal governmental agencies restrict them from enrolling students for online education.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease office space and a repair facility at 680 Langsdorf Drive, Suite 203, Fullerton, California pursuant to a lease which expires in April 2008 with a renewal option. The current annual rent is approximately $3,200. We believe that our current space is adequate for our immediate and near term requirements and that additional space is available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2005, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of Software Education of America, Inc.’s petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that Software Education will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc. Trial on this claim is set to be heard in the Superior Court for Orange County in July 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

Our Common Stock is traded on the OTCBB under the symbol “DGTL”. Prior to March 19, 2004, our Common Stock traded under the symbol “FPQT”. The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Common Stock, as reported by OTCBB:

	BID PRICE
PERIOD (1)	HIGH	LOW
2004:

First Quarter	$9.00	$3.05
Second Quarter	$2.00	$1.15
Third Quarter	$1.25	$0.30
Fourth Quarter	$0.96	$0.33

2005:

First Quarter	$0.73	$0.08
Second Quarter	$0.09	$0.03
Third Quarter	$0.14	$0.06
Fourth Quarter	$0.25	$0.01

2006

First Quarter	$0.19	$0.02

Holders

As of April 17,, 2006, there were 80 holders of record of our Common Stock and no holders of record of our Preferred Stock. For information concerning historical dividends and our dividend policy, see "Item 6—Management's Discussion and Analysis or Plan of Operation—Dividends and Distributions."

In April 2005, the Company issued to Daniel Madoni 500,000 fully paid common shares as a bonus for software consultancy work performed in the future and as an incentive for consulting work to be performed in the future.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance. Pursuant to the terms of our merger with Digital Learning Institute, Inc., we will issue options to purchase an aggregate of 595,500 shares of our common stock to certain former Digital Learning Institute, Inc. option holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	N/A	2,000,000 (1)
Equity compensation plan not approved by security holders	N/A	N/A	N/A

(1) Refers to shares underlying our 2004 Stock Option, Deferred Stock and Restricted Stock Plan. As of December 31, 2005, no options, deferred stock or restricted stock have been issued under the plan

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations - Years Ended December 31, 2005 and 2004

	Year Ended
	December	December
	31, 2005	31, 2004
REVENUES	$163,653	$3,130,355

OPERATING EXPENSES:
Educational services	135,481	875,912
General and administrative	1,511,379	1,750,956
Depreciation expense	85,579	44,174
Marketing and advertising	121,359	1,060,782
Impairment expense	402,783	87,000

TOTAL EXPENSES	2,256,581	3,818,824

INCOME (LOSS) FROM OPERATIONS	(2,092,928)	(688,469)

OTHER INCOME (EXPENSES):
Shell acquisition costs	-	(213,362)
Interest expense	(570,101)	(554,103)
Interest expense - non-cash beneficial conversion feature charge	-	(3,000,000)

TOTAL OTHER INCOME (EXPENSES)	(570,101)	(3,767,465)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(2,663,029)	(4,455,934)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(135,000)

NET LOSS FROM CONTINUING OPERATIONS	(2,663,029)	(4,320,934)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(458,522)	(2,015,543)
	(458,522)	(2,015,543)

NET LOSS	$(3,121,551)	$(6,336,477)

Revenues

Revenues decreased by $2,966,702 or 94.8% to $163,653 for the year ended December 31, 2005 from $3,130,355 for the year ended December 31, 2004. The decrease was due in part to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us. During 2005, we shifted our focus from providing traditional education services through a classroom setting to selling our patented Virtual University Appliance (“VU Appliance”) is a hardware and software package, which incorporates our CourseMate Virtual University System.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $1,562,243 or 40.9% to $2,256,581 for the year ended December 31 2005 from $3,818,824 for the year ended December 31, 2004. The decrease is principally due to a decrease in marketing and advertising, educational, general and administrative expenses and impairment expense. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. As a percentage of revenues, educational services expenses increased to 82.8% of revenues for the year ended December 31 2005 from 28.0% of revenues for the year ended December 31, 2004. Educational services expenses decreased by $740,431 or 84.5% to $135,481 for the year ended December 31, 2005 from $875,912 for the year ended December 31, 2004. The decrease in educational expenses is directly related to the decrease in revenue.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses increased to 923.5% of revenues for the year ended December 31, 2005 from 55.9% for the year ended December 31, 2004. General and administrative expenses decreased by $239,577 or 13.7% to $1,511,379 for the year ended December 31, 2005 from $1,750,956 for the year ended December 31, 2004. The decrease was primarily due to our corporate downsizing in 2005.

Marketing and advertising. Marketing and advertising expenses as a percentage of revenue increased to 74.2% for the year ended December 31, 2005 from 33.9% for the year ended for the year ended December 31, 2004. Marketing and advertising expenses decreased by $939,423 or 88.6% to $121,359 for the year ended December 31, 2005 from $1,060,782 for the year ended December 31, 2004. The decrease was primarily due to the lack of funds to spend on marketing and advertising.

Impairment expense. Impairment expenses increased by $315,783 or 363.0% to $402,783 for the year ended December 31, 2005 from $87,000 for the year ended December 31, 2004. During the year ended December 31, 2005, we wrote off assets with a net book value of $402,783 that were no longer being used for in the current business model. During the year ended December 31, 2004, we determined that goodwill was not recoverable and wrote it off.

Loss from operations. Loss from operations was $2,092,928 for the year ended December 31, 2005, as compared to $688,469 for the year ended December 31, 2004. This loss from operations constituted 1,278.9% of gross revenues for the year ended December 31, 2005 compared to 22.0% of revenues for the year ended December 31, 2004. The increase in loss from operations resulted primarily from a significant revenue decline in our telecom seminar classroom business because of change in business strategy offset by lower operating expenses.

Interest expense. Interest expenses increased by $15,898 or 2.9% to $570,101 for the year ended December 31, 2005 from $554,103 for the year ended December 31, 2004. The increase is due to the interest being accrued on the $3,000,000 convertible debentures is begin accrued at the default rate in 2005 compared to the stated rate in 2004.

Net loss from continuing operations. We incurred a net loss from continuing operations of $2,663,029 during the year ended December 31 2005, as compared to $4,455,934 during the same period in 2004. The loss for the year ended December 31 2005 relates primarily to a significant revenue loss for our telecom seminar classroom business resulting from policy changes implemented by customers of one of our major partners who was no longer able to outsource work to us. The loss for the year ended December 31 2004 relates primarily to a $213,362 charge related to the acquisition costs of FreePCSQuote.com, Inc. and a $3,000,000 non-cash beneficial conversion feature charge related to the convertible debentures issued during the first quarter of 2004.

Discontinued operations

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. Also, in March 2005, the Company divided to discontinue the operations of Global. SEA and Global are presented in the accompanying financial statements as discontinued operations.

Statement of operations information for SEA and Global for the years ended December 31, 2005 and 2004 are below:

	2005	2004
Revenue	$38,144	$581,085
Operating expenses	495,344	2,586,573
Interest expense	1,322	10,055
Net loss	458,522	2,015,543

Balance Sheet information for SEA and Global as of December 31, 2005 is as follows:

December 31, 2005
Total assets	$-

Liabilities:
Accounts payable	$227,636
Accrued expenses	239,281
Notes payable	162,666
Total liabilities	$629,583

Net liabilities of discontinued operations	$629,583

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

Liquidity and Capital Resources

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of December 31, 2005 we had cash and cash equivalents of $5,925.

Cash flows used in operating activities amounted to $221,211 for the year ended December 31, 2005 compared to $479,935 for the year ended December 31, 2004.

Cash flows used in investing activities amounted to $86,947 for the year ended December 31, 2005 compared to $2,127,626 for the year ended December 31, 2004. The significant decrease is due to a significant reduction in the purchase of equipment and software development and advances made to entities we were acquiring.

Cash flows used in financing activities for the year ended December 31, 2005 was $145,279 compared to cash flows provided by financing activities of $2,638,987 for the year ended December 31, 2004. The decrease was due primarily to proceeds of $3,000,000 from the sale of convertible debentures in February 2004.

We do not believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements though 2006. We will need to raise additional capital through public or private equity offerings or debt financings. If cash generated from operations is insufficient to satisfy our liquidity requirements and we cannot raise needed funds on acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Independent Auditors

On December 5, 2005, we were notified by AJ. Robbins, P.C. (“ AJ. Robbins”) that they were resigning as our independent auditors.

AJ. Robbins audited our financial statements for our two fiscal years ended December 31, 2004.  AJ. Robbins's reports on these financial statements were qualified as to uncertainty that the Company would continue as a going concern.  Other than the foregoing, AJ. Robbins's reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any other uncertainty, audit scope or accounting principles.  During those two fiscal years and also during the subsequent period through the date of AJ. Robbins’s replacement as indicated above:  (1) there were no disagreements between Digital Learning Management Corporation and AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) AJ. Robbins provided no advice to Digital Learning Management Corporation that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of AJ. Robbins which made it unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of AJ. Robbins that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

Engagement of New Independent Auditors

On December 8, 2005, we formally appointed Kabani & Company, Inc. (“ Kabani & Co.”).  The decision to engage Kabani & Co. was recommended by management and approved by our board of directors.

During our two most recent fiscal years ended December 31, 2004, and also during the subsequent interim period through the date of AJ. Robbins’s termination, we did not consult with Kabani & Co. regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult Kabani & Co. with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

ITEM 8A

Disclosure Controls and Procedures
As of the end of the period covered by this report, our president officer and chief financial officer (who is the same individual) evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting him to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The names, ages and positions of our directors and executive officers as of April 14, 2006, are listed below:

Name	Positions	Age
Umesh I Patel	Chairman, President and Chief Financial Officer and director	48
Craig Nagasugi	Chief Executive Officer	48
Al Jinnah,	General Counsel and Secretary	66
Gregory Frazer	Director	52
Khalid Sheikh	Director	66
Gerald R. Newman	Director	60

Mr. Patel has over 14 years experience in business development and sales. From 1990 to 2001, Mr. Patel served as the President of Tech Med Billing Services, where he was responsible for managing and projecting financials for the company. In 2001, Mr. Patel co-founded School of I.T. Mr. Patel served as its Vice President and was responsible for marketing.

Mr. Nagasugi has been President, Chief Executive Officer and Chairman of the Board of Precision Direct, Inc. of Irvine, California since 1994.

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

Dr. Sheik has a Doctorate degree in Physiology from the University of London. His entire career has been devoted to the hospital environment. Since 1985, he has been a consultant in the Radiation Oncology department at Long Beach Memorial Medical center. In his career Dr. Sheik has served on numerous Boards in the medical field. At present, he serves on the Board of Endocurietherapy research Foundation, Long Beach, California.

For the past five years Mr. Newman has been the Managing Director of M&A Associate Network, a company that uses its worldwide finder's network to help private equity groups and other business buyers to locate business sellers meeting their particular criteria. Mr. Newman also provides business consulting to early stage companies seeking to be publicly traded, raise capital or enter into strategic relationships. He is the founder, Chairman and Chief Executive Officer of Patent Venture Fund. Mr. Newman has been an attorney licensed to practice in California for the past 30 years and has been involved in various capacities with a number of private and public companies both domestic and foreign.

None of our directors were selected pursuant to any arrangement or understanding other than with our directors and executive officers acting within their capacities as such. There are no family relationships between any of our directors.

On March 27, 2006 the Board of Directors of Digital Learning Management Corporation (the Company) voted to remove Aurangzeb Bhatti as a Director and Chairman of the Board and as President and Chief Executive Officer effective as of December 14, 2005. The Board acted because Mr. Bhatti had abandoned his duties as an officer, Director and employee of the Company on December 14, 2005.

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

To our knowledge, based solely on our review of the copies of such forms received by it, or written representations from the Reporting Persons, all of our insiders complied with all filing requirements during 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation we paid to our chief executive officer and the only executive officers, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2005.

Summary Compensation Table
Annual Compensation
Name and Principal Position	Year	Salary	Bonus		Options/ SARs
Umesh Patel, Chairman, President and Chief Financial Officer	2005 2004 2003	(1) $240,000 120,000 90,000	$	-- -- --	-- -- 42,750
Craig Nagasugi , Chief Executive Officer	2005 2004 2003	-- -- --		-- -- --	-- -- --
Al, Jinnah, Corporate Secretary	2005 2004 2003	(1) 90,000 110,000 72,500		-- -- --	-- -- --
Aurangzeb Bhatti, former Chief Executive Officer (2)	2005 2004 2003	(1) 180,000 120,000 90,000		-- -- --	-- -- 42,750

(1)	amounts were accrued but were not paid.
(2)	Mr. Bhatti is no longer an officer or director

Option/SAR Grants in Last Fiscal Year

No stock options were granted to the Named Executive Officer during the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year End Option/SAR Value

          No stock options were granted to or held by the Named Executive Officer during the last fiscal year.

Employment Contracts

       Mr. Patel had an employment agreement with us that expired on December 13, 2005 that was extended automatically for next 2 years, as per agreement.

Director Compensation

          Our outside directors are reimbursed reasonable expenses incurred in connection with their attendance at Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Shareholdings of Certain Beneficial Owners, Directors and Executive Officers

We know of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of Common Stock, except as set forth in the table below. The following table sets forth, as of April 14, 2006, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors, the Named Executive Officer and principal shareholders and by our current directors and executive officers as a group. The shares “beneficially owned” are determined under applicable Securities and Exchange Commission rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, principal shareholder or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of April 14, 2006. Each person in the table, except as noted has sole voting and investment powers over the shares beneficially owned.

Name	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Umesh Patel 680 Langsdorf Drive Suite 203 Fullerton, CA 92831	6,668,680 (1)	32.94%
Craig Nagasugi 680 Langsdorf Drive Suite 203 Fullerton, CA 92831	-	-
Al Jinnah 680 Langsdorf Drive Suite 203 Fullerton, CA 92831	1,052,040	5.21%
Gregory Frazer 680 Langsdorf Drive Suite 203 Fullerton, CA 92831	-	-
Khalid Sheikh 680 Langsdorf Drive Suite 203 Fullerton, CA 92831	-	-
Gerald R. Newman 680 Langsdorf Drive Suite 203 Fullerton, CA 92831	-	-

RENN Capital Group, Inc. 8080 N. Central Expressway Suite 210 LB-59 Dallas, TX 75206	6,669,834 (2)	24.82
Faisel H. Khan	1,615,000	7.99%
All directors and executive officers as a group (2 individuals)		38.13%

(1)	includes options to purchase 42,750 shares of common stock, all of which are held by the Patel Family Trust.
(2)
Based on Schedule 13D filed April 13, 2004. The shares of Common Stock deemed to be beneficially owned by RENN Capital Group, Inc. are comprised of shares issuable upon the conversion of $3,000,000 7.00% Convertible Debentures.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During the year ended December 31, 2004, the Company paid rent to a company owned by Messrs. Bhatti and Patel in the amount of $222,000.

During the year ended December 31, 2005, Messrs. Bhatti and Patel advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of December 31, 2005 of $368,698 is due to Messrs. Bhatti and Patel, which includes accrued interest.

ITEM 13. EXHIBITS

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Amendment No. 1 to its annual report on Form 10-KSB for the year ended December 31, 2003).
16.1	Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s current report on Form 8-K filed with the SEC on November 18, 2003).
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chairman, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered accounting firm, Kabani & Company (2005) and AJ. Robbins, PC (2004) during the fiscal years ended December 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during 2005 and 2004.

	December 31, 2005	December 31, 2004
Audit Fees	$90,830	$140,000
Audit Related Fees	$-	$-
Tax Fees	$15,000	$13,000
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LEARNING MANAGEMENT CORPORATION

Dated: April 19, 2006	By:	/s/ Umesh Patel
Umesh Patel
Chairman, President and Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Umesh Patel	Chairman, President and Chief Financial Officer,	April 19, 2006
Umesh Patel	(Principal executive, financial and accounting officer) and director

Digital Learning Management Corporation and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Learning Management Corporation
Fullerton, California

We have audited the accompanying consolidated balance sheet of Digital Learning Management Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Learning Management Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $3,121,551 for the year ended December 31, 2005 and has a stockholders’ deficit of $5,838,633 and a working capital deficit of $5,865,285. In addition, the Company is in default on its convertible debentures. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 10, 2006

 A J. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 16th STREET SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Learning Management Corporation
Torrance, California

We have audited the accompanying consolidated balance sheet of Digital Learning Management Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Learning Management Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
April 29, 2005

Digital Learning Management Corporation and Subsidiaries
Consolidated Balance Sheet

December 31,
31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,925
Accounts receivable, net of allowance for doubtful accounts of $157,828	43,888

TOTAL CURRENT ASSETS	49,813

PROPERTY AND EQUIPMENT, net	20,249

INTANGIBLE ASSETS, net	6,403

TOTAL ASSETS	$76,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	1,204,818
Unearned revenue	8,330
Accrued compensation	703,669
Accounts payable, related party	368,698
Net liabilities of discontinued operations	629,583

TOTAL CURRENT LIABILITIES	5,915,098

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-

Common stock; $0.001 par value; 75,000,000 shares authorized; 20,204,024 shares issued and outstanding	20,204
Additional paid-in capital	3,211,977
Shares to be issued	35,000
Accumulated deficit	(9,105,814)

TOTAL STOCKHOLDERS' DEFICIT	(5,838,633)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,465

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2005	2004
REVENUES	$163,653	$3,130,355

OPERATING EXPENSES:
Educational services	135,481	875,912
General and administrative	1,511,379	1,750,956
Depreciation expense	85,579	44,174
Marketing and advertising	121,359	1,060,782
Impairment expense	402,783	87,000

TOTAL EXPENSES	2,256,581	3,818,824

LOSS FROM OPERATIONS	(2,092,928)	(688,469)

OTHER EXPENSES:
Shell acquisition costs	-	(213,362)
Interest expense	(570,101)	(554,103)
Interest expense - non-cash beneficial conversion feature charge	-	(3,000,000)

TOTAL OTHER EXPENSES	(570,101)	(3,767,465)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(2,663,029)	(4,455,934)

BENEFIT FOR INCOME TAXES	-	(135,000)

NET LOSS FROM CONTINUING OPERATIONS	(2,663,029)	(4,320,934)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(458,522)	(2,015,543)
	(458,522)	(2,015,543)

NET LOSS	$(3,121,551)	$(6,336,477)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.13)	$(0.22)
Discontinued operations	(0.02)	(0.10)
Net loss	$(0.15)	$(0.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,204,024	19,784,901

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2005 and 2004

						Retained	Total
			Additional	Shares		Earnings/	Stockholders'
	Common Stock		Paid-in	To Be	Prepaid	(Accumulated	Equity/
	Shares	Amount	Capital	Issued	Consulting	Deficit)	(Deficit)
Balance, December 31, 2003	17,372,839	$17,373	$(872)	$-	$-	$352,214	$368,715

Shares issued in connection with merger with FREEPCSQUOTE.COM, Inc.	2,431,185	2,431	(2,431)	-	-	-	-

Common stock issued for services	300,000	300	32,700	-	(33,000)	-	-

Common stock issued for acquisition of Global Computer Systems, Inc.	100,000	100	61,900	-	-	-	62,000

Warrants issued with merger with FREEPCSQUOTE.COM, Inc.	-	-	109,880	-	-	-	109,880

Warrants issued with acquisition of Software Education of America, Inc.	-	-	10,800	-	-	-	10,800

Value of beneficial conversion feature on convertible debenture	-	-	3,000,000	-	-	-	3,000,000

Amortization of prepaid consulting	-	-	-	-	8,250	-	8,250

Net loss for the year ended December 31, 2004	-	-	-	-	-	(6,336,477)	(6,336,477)

Balance, December 31, 2004	20,204,024	20,204	3,211,977	-	(24,750)	(5,984,263)	(2,776,832)

Common stock issued for services	-	-	-	35,000	-	-	35,000

Amortization of prepaid consulting	-	-	-	-	24,750	-	24,750

Net loss for the year ended December 31, 2005	-	-	-	-	-	(3,121,551)	(3,121,551)

Balance, December 31, 2005	20,204,024	$20,204	$3,211,977	$35,000	$-	$(9,105,814)	$(5,838,633)

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	For the Years Ended
	December 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,121,551)	$(6,336,477)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	85,579	44,154
Common stock issued for services rendered	35,000	-
Amortization of prepaid consulting	24,750	8,250
Warrants issued in shell acquisition	-	109,880
Beneficial conversion feature	-	3,000,000
Deferred income taxes	-	(80,842)
Impairment expense	402,783	87,000
Write off of offering costs	-	72,220
Write off of prepaid loan fees	-	329,479
Changes in operating assets and liabilities:
Accounts receivable	205,952	390,966
Prepaid expenses	20,009	60,321
Income tax refund receivable	135,000	(135,000)
Other current assets	132,826	(99,599)
Accounts payable and accrued expenses	738,959	280,069
Accounts payable, related party	336,058	29,631
Due to factor	(124,424)	124,424
Accrued compensation	513,219	(59,550)
Unearned Revenue	8,330	-
Income taxes	-	(151,407)

Net cash used in operating activities from continuing operations	(607,510)	(2,326,481)
Net cash provided by operating activities of discontinued operations	386,299	1,846,546
Net cash used in operating activities	(221,211)	(479,935)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment and software development	(612)	(441,877)
Cash advanced to discontinued businesses	(86,335)	(1,685,749)

Net cash used in investing activities from continuing operations	(86,947)	(2,127,626)
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	(86,947)	(2,127,626)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	3,000,000
Payment for deferred offering costs	-	(72,220)
Payment for prepaid loan fees	-	(329,479)

Net cash provided by financing activities from continuing operations	-	2,598,301
Net cash provided by financing activities of discontinued operations	145,279	40,686
Net cash provided by financing activities	145,279	2,638,987

CHANGE IN CASH OF DISCONTINUED OPERATIONS	(2,056)	(4,287)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(164,935)	27,139

CASH AND CASH EQUIVALENTS, Beginning of year	170,860	143,721

CASH AND CASH EQUIVALENTS, End of year	$5,925	$170,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$28,915	$101,293
Income taxes paid	$-	$203,874

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

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

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

The stockholders of DLI as of the closing date of the Merger and after giving effect to the Cancellation owned approximately 86.8% of the Company’s common stock outstanding as of January 16, 2004. Each share of DLI’s common stock (an aggregate of 5,000,000 shares) was converted into one share of the Company's common stock in the Merger at an exchange ratio of 1 to .441606 (the "Exchange Ratio").

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

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

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

DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA") on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30, 2004 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI. SEA filed for bankruptcy in March of 2005 and is being accounted for as a discontinued operation. The bankruptcy was dismissed by the court in January, 2006.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $3,121,551 for the year ended December 31, 2005. As of December 31, 2005, the company had an accumulated deficit of $9,105,814 and a working capital deficit of $5,865,285. In addition, subsequent to December 31, 2005, the Company was in default on its convertible debenture obligations, its SEA subsidiary filed for bankruptcy and it made the decision to close its Global subsidiary. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

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

Bankruptcy of Subsidiary

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. On January 12, 2006, SEA’s bankruptcy petition was dismissed by the court due to failure of the debtor to appear before the court for examination. Any discharge entered in the case was vacated in entirety

Principles of Consolidation

The consolidated financial statements include the accounts of the following entities, collectively referred to as "Company" or "DGTL". All significant inter-company transactions have been eliminated.

Digital Learning Management Corporation
Digital Learning Institute, Inc.
Webvision Internet Works, Inc.
McKinley Educational Services, Inc.
Digital Knowledge Works, Inc.
Coursemate, Inc.
Software Education of America, Inc.
Global Computer Systems, Inc.

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

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

Goodwill

Goodwill was recorded at its purchase price and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its goodwill for impairment and has determined as of December 31, 2004 that an impairment charge should be recognized for the full amount of the goodwill of $1,187,853. Of this amount $1,100,853 related to the goodwill purchased in the SEA and Global acquisitions, which have been presented in the accompanying financial statements as discontinued operations.

Marketing and Advertising Costs

Marketing and advertising costs are charged to expense during the period incurred. The company incurred advertising costs of $35,807 during the year ended December 31, 2005.

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

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

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

Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of the students or customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. The Company generally writes-off accounts receivable balances deemed uncollectible.

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

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense was $85,579 and $44,174 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Company wrote off certain property and equipment that was not longer being used and took an impairment charge of $75,414.

Facilities

The Company leases office space owned by a related party as well as additional office space from unrelated parties. Rent expense was $140,655 and $221,843 for the years ended December 31, 2005 and 2004, respectively.

The Company also rented classrooms from an unrelated university on an "as needed basis." Rent expense was $0 and $38,150 for the years ended December 31, 2005 and 2004, respectively.

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

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Concentrations of Risk

The Company maintains all cash and cash equivalents in financial institutions, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Three customers accounted for 69% and two customers accounted for 60% of sales during the years ended December 31, 2005 and 2004, respectively. The same three customers accounted for 86% of accounts receivable at December 31, 2005.

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

Software Development Costs

The Company has developed software to enable students to access and take online classes. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company capitalized $359,691 of software development costs at December 31, 2004. During the year ended December 31, 2005, the Company amortized $32,322 and as of December 31, 2005 wrote off these development costs and took an impairment charge of $327,369.

Inventory

Inventory primarily consists of books and course material purchased for resale to students. Inventory is accounted for on a first-in-first-out basis. As of December 31, 2005, the Company did not have any inventory.

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Reclassification

Certain amounts reported in the Company’s financial statements for the year ended December 31, 2004 have been reclassified to conform to current year presentations.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2005 consisted of the following:

Computers and office equipment	$102,298
Furniture and fixtures	11,550
113,848
Less accumulated depreciation	(93,599)
$20,249

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

The cost of intangible assets at December 31, 2005 consisted of the following:

Software	$32,376
Less accumulated depreciation	(25,973)
$6,403

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

These debentures are immediately convertible and therefore the Company has expensed the calculated value of the beneficial conversion feature, as a one-time non-cash debenture interest expense of $3,000,000 and a one time non-cash increase in additional paid-in capital during the year ended March 31, 2004. Management believes that the value assigned to the beneficial conversion feature is the result of assuming that the closing market price on the day of issuance reflects the true fair value of the Company's common stock.
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

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

As a result of the Company being in default on its convertible debentures, as of December 31, 2004, the Company wrote off the deferred loan costs of $329,479 to interest expense.

The company accrued interest of $ 485,000 on the debentures during the year ended December 31, 2005.

NOTE 4 - LINES OF CREDIT

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

On June 14, 2005 PM Factors, Inc. (PM Factors Bancorp), filed a law suit against DLI and two of its officers. The law suit claimed Breach of Contract in failing to pay approximately $130,000 on factored accounts. The claim also seeks relief based on fraud and fraudulent transfer. On August 11, 2005 DLI filed its answer to the law suit denying the debt and any wrongful conduct and at the same time filed a cross claim for breach of fiduciary duty, misappropriation of funds and accounting. This law suit is filed in the Superior Court of California, for the county of Los Angeles, Central District. In September 2005, PM Factors obtained a court order and was able to take approximately $83,000 from the Company’s bank account. This amount was held in escrow by the court. In order for the Company to continue its lawsuit against PM Factors the Company was required to put an additional $70,000 on deposit with the court. In November 2005, the Company settled its dispute with PM Factors by paying approximately $153,000 which included the principal and interest outstanding on the line of credit plus fees. The settlement was paid from the amount held by the court.

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

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

As of December 31, 2005, the Company does not have any line of credit facility.

NOTE 5 - COMMON STOCK

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

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company agreed to issue to the consultant 500,000 shares of the Company’s common stock for services performed and to be performed. The stock was valued at $35,000, the fair market value of the stock on the date the agreement was signed.

Options and Warrants

The following table summarizes all options and warrants granted by the Company:
	Options/ Warrants	Weighted Average Exercise Price
Balance, December 31, 2004	1,265,500	$0.61
Granted	-	-
Balance, December 31, 2005	1,265,500	0.61
Exercisable, December 31, 2005	1,265,500	$0.61

The weighted average remaining contractual life of options and warrants outstanding is 2.40 years at December 31, 2005. The exercise price for options and warrants outstanding at December 31, 2005 were as follows:

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Number of Options	Exercise Price
410,000	$0.25
670,000	$0.45
50,000	$1.00
85,500	$2.00
50,000	$3.00
1,265,500
NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

Deferred tax assets:
Accrued compensation	$229,529
Accounts payable and accrued expenses	490,843
Accounts payable, related party	16,621
Net operating loss carryforwards	789,072
Less valuation allowance	(1,381,298)
(144,767)
Deferred tax liabilities -
Property and equipment	(128,265)
Accounts receivable	(16,502)
(144,767)
Net deferred tax liability	$—

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

The components of deferred income tax expense (benefit) are as follows:

	December 31, 2005	December 31, 2004
Property and equipment	$168,202		$(48,805)
Accrued compensation	(157,920)		22,391
Accounts receivable	(77,438)		(147,003)
Prepaid expense	7,523		(3,423)
Accounts payable and accrued expense	(318,483)		(102,503)
Accounts payable, related party	(4,468)		(11,142)
Application of NOL carryback	-		80,842
Net operating loss carryforward	(375,600)		(413,472)
Increase in valuation allowance	758,184		623,115
Income tax expense	$—	$

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	December 31, 2005	December 31, 2004
Tax benefit at federal statutory rates	$(1,061,327)	$(2,234,858)
Depreciation expense	(461)	(416)
California income tax expense	-	(27,481)
Meals and entertainment	-	2,040
Officers life insurance	1,636	10,451
Shell Acquisition Costs	-	72,543
Asset Impairments	188,542	403,870
Accrual to cash conversion	520,071	203,935
Beneficial Conversion Feature	-	1,020,000
Stock based compensation	11,900	41,032
Net operating loss carryforward	339,639	373,884
Income tax (benefit) expense	$-	$(135,000)

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Income tax expense (benefit) consists of the following for the years ended:

	December 31, 2005	December 31, 2004
Current	$-	$(135,000)
Deferred	-	-
Income tax expense	$-	$(135,000)

At December 31, 2005, the Company has provided a valuation allowance for the deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not. The net change in valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $758,184 and $623,115. Net operating loss carryforwards of approximately $2,100,000 expire starting in 2019.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company paid rent to a related party in the amount of $222,000.

During the year ended December 31, 2004, DLI paid a related party $481,655 for commissions and contract services. These related parties advanced $32,640 during 2004.

During the year ended December 31, 2004, DLI paid a former party related party $56,699 for marketing and advertising services.

During the year ended December 31, 2004, DLI paid a related party $92,500 for legal services.

During the year ended December 31, 2005, the Company paid rent to a related party in the amount of $74,000.

During the year ended December 31, 2005, two of the Company’s officers advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of December 31, 2005, $368,698 is due to these two officers of the Company, which includes accrued interest.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

As of December 31, 2005, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of Software Education of America, Inc.’s petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that Software Education will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc. Trial on this claim is set to be heard in the Superior Court for Orange County in July 2006.

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Contracts

The Company has entered into employment agreements with two members of its management for two years commencing April 1, 2003. The agreements allow for participation in any annual incentive plan. The Company is required to pay base salaries of $240,000 each.

On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement was $24,950 and is payable in four monthly installments commencing May 20, 2005. The Company has not made any of these payments.

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

Leases

The Company entered into an operating lease with a related party for office space. During 2005, the office building was sold by the related party and the lease was canceled. The Company currently leases office space in Fullerton, California under an operating lease that expires in April 2008.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:
Operating Leases
Year ending December 31,
2006	$39,948
2007	42,348
2008	14,916
$97,212

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

NOTE 9 - ACQUISTIONS

Software Education of America, Inc.

On January 13, 2004, DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA"). The final closing of this transaction occurred on July 1, 2004. In accordance with the agreement, DLI assumed liabilities totaling $744,798. In addition, DLI guaranteed the release to the original shareholders for collateral provided by the original shareholders for securing a $70,000 letter of credit used instead of a bond per the requirements of the U.S. Department of Education. In addition, the Company granted to the original shareholders of SEA warrants to purchase 50,000 shares of common stock at $3.00 per share. These warrants were valued at $10,800 using the Black Scholes Pricing Model with volatility of 50%, interest rate of 3.71% and estimate life of five years. These warrants will expire on July 1, 2009. After the approval to the change-of-control by the Bureau of Private Postsecondary Vocational Education, and to secure the funding advanced to SEA, DLI by agreement with SEA assumed responsibility for all SEA sales and expenses pending final closing of the Agreement after formal approval to the acquisition was forthcoming from ACCSCT. This approval was granted on July 1, 2004 and the formal closing was completed on the same day. The Company recorded $990,076 of goodwill. Listed below is a list of the fair value of assets purchased and liabilities assumed and the allocation of the excess purchase price to goodwill, which was subsequently impaired.

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
For the Years Ended December 31, 2005 and 2004

Assets purchased:
Cash	$2,974
Accounts receivable	173,743
Fixed assets	66,488
243,205
Less liabilities assumed:
Accounts payable and accrued expenses	(6,567)
Line of credit	(90,961)
(97,528)

Net assets	145,677
Advances from DLI	(257,325)
Value of 100,000 common shares issued	(62,000)
Goodwill	173,648
Less income attributed to DLI prior to acquisition	(871)
Net goodwill	$172,777

NOTE 10 - DISCONTINUED OPERATIONS

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. The bankruptcy was dismissed by court on January 12, 2006.

Also, in March 2005, the Company decided to discontinue the operations of Global.

SEA and Global are presented in the accompanying financial statements as discontinued operations.

Statement of operations information for SEA and Global for the years ended December 31, 2005 and 2004 are below:

	2005	2004
Revenue	$38,144	$581,085
Operating expenses	495,344	2,586,573
Interest expense	1,322	10,055
Net loss	458,522	2,015,543

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004

Balance Sheet information for SEA and Global as of December 31, 2005 is as follows:

December 31, 2005
Total assets	$-

Liabilities:
Accounts payable	227,636
Accrued expenses	239,281
Notes payable	162,666
Total liabilities	629,583

Net liabilities of discontinued operations	$629,583

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

NOTE 11 - EARNINGS PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2005 and 2004 were 1,265,000 and 1,265,000, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On March 30, 2006, the Company issued 200,000 shares of common stock to a consultant for services rendered value at $36,000.

Digital Learning Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005 and 2004