Form 10QSB
period 2006-03-31
DIGITAL LEARNING
filed 2006-05-22
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26293

DIGITAL LEARNING MANAGEMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1661391 (I.R.S. Employer Identification No.)

680 Langsdorf Drive, Suite 203 Fullerton, California (Address of principal executive offices)	92831 (Zip Code)

(310) 921-3444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐      No ☒

There were 20,404,024 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of May 15, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one):     Yes ☐      No☒

DIGITAL LEARNING MANAGEMENT CORPORATION
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Balance Sheet
March
31, 2006
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,130
Accounts receivable, net of allowance for doubtful accounts of $179,323	35,589

TOTAL CURRENT ASSETS	40,719

PROPERTY AND EQUIPMENT, net	17,885

INTANGIBLE ASSETS, net	5,010

TOTAL ASSETS	$63,614

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	1,337,759
Unearned revenue	7,779
Accrued compensation	772,069
Accounts payable, related party	373,561
Net liabilities of discontinued operations	627,790

TOTAL CURRENT LIABILITIES	6,118,958

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 20,404,024 shares issued and outstanding	20,404
Additional paid-in capital	3,247,777
Shares to be issued	35,000
Accumulated deficit	(9,358,525)

TOTAL STOCKHOLDERS' DEFICIT	(6,055,344)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,614

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)

REVENUES	$52,102	$44,150

OPERATING EXPENSES:
Educational services	-	208,377
General and administrative	161,537	240,423
Depreciation expense	3,757	21,251
Marketing and advertising	-	32,849

TOTAL EXPENSES	165,294	502,900

LOSS FROM OPERATIONS	(113,192)	(458,750)

OTHER EXPENSES:
Interest expense	(140,512)	(96,534)

TOTAL OTHER EXPENSES	(140,512)	(96,534)

LOSS BEFORE BENEFIT FOR INCOME TAXES
AND DISCONTINUED OPERATIONS	(253,704)	(555,284)

PROVISION FOR INCOME TAXES	800	-

NET LOSS FROM CONTINUING OPERATIONS	(254,504)	(555,284)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued operations	1,793	(81,577)
	1,793	(81,577)

NET LOSS	$(252,711)	$(636,861)

LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	0.00	(0.00)
Net loss	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,206,246	20,204,024

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(252,711)	$(636,861)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	3,757	21,251
Common stock issued for services rendered	36,000	-
Amortization of prepaid consulting	-	8,250
Changes in operating assets and liabilities:
Accounts receivable	8,299	6,966
Prepaid expenses	-	(28,790)
Accounts payable and accrued expenses	132,941	168,578
Accounts payable, related party	4,863	55,236
Due to factor	-	(11,517)
Accrued compensation	68,400	176,550
Unearned Revenue	(551)	-

Net cash provided by (used in) operating activities from continuing operations	998	(240,337)
Net cash used in operating activities of discontinued operations	(1,793)	80,484
Net cash used in operating activities	(795)	(159,853)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment and software development	-	(612)

Net cash used in investing activities from continuing operations	-	(612)
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	-	(612)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft, net	-	169

Net cash provided by financing activities from continuing operations	-	169
Net cash used in financing activities of discontinued operations	-	(12,836)
Net cash used in financing activities	-	(12,667)

CHANGE IN CASH OF DISCONTINUED OPERATIONS	-	2,272

DECREASE IN CASH AND CASH EQUIVALENTS	(795)	(170,860)

CASH AND CASH EQUIVALENTS, Beginning of period	5,925	170,860

CASH AND CASH EQUIVALENTS, End of period	$5,130	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$11,890
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by Digital Learning Management Corporation (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

DLI entered into an agreement to acquire Global Computer Systems, Inc. ("Global") on April 30, 2004. The transaction was subject to approval of the change-of-control of Global from the BPPVE and the ACCSCT. As of September 1, 2004, DLI assumed responsibility for the marketing and managing of Global sales and providing working capital. DLI advanced funding to Global pending final closing of the transaction. Effective November 15, 2004 Global became a wholly-owned subsidiary of DLI. In May 2005, the Company closed Global and returned all of its fixed assets to the former shareholder of Global. Global is being accounted for as a discontinued operation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $252,711 for the three months ended March 31, 2006. As of March 31, 2006, the Company had an accumulated deficit of $9,358,525 and a working capital deficit of $6,078,239. In addition, the Company is in default on its convertible debenture obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Tuition revenue and fees are derived from courses taught in the Company's schools. Tuition and fee revenues are recognized pro-rata (on a straight-line basis) over the term of the applicable course (usually two to four weeks for DLI). Tuition is billed after the course has been completed for DLI. If a student withdraws from a course or program, the paid but unearned portion of the student tuition is refunded.

Earnings Per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive. At March 31, 2006, the Company had a total of 1,265,500 of warrants and options outstanding.

Stock Options

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2006.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

Recent Pronouncements

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

NOTE 2 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The cost of property and equipment at March 31, 2006 consisted of the following:

Computers and office equipment	$102,298
Furniture and fixtures	11,550
113,848
Less accumulated depreciation	(95,963)
$17,885

The cost of intangible assets at March 31, 2006 consisted of the following:

Software	$32,376
Less accumulated depreciation	(27,366)
$5,010

The software is being amortized over a three year period. The amortization for the years ended December 31, 2006 and 2007 will be $2,419 and $2,591, respectively.

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

The Company had accrued interest due of $625,945 on these debentures as of March 31, 2006. Interest expense for the three months ended March 31, 2006 and 2005 was $135,000 and $80,001, respectively.

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

On May 2, 2005 the Company reached agreement with a previous shareholder of Global, whereby the shareholder agreed to relieve the Company of liability for the line of credit with Union Bank of California. This loan was initiated by Global and the Company had agreed as part of the acquisition to assume the loan in its own name but the agreement was not reached with The Union Bank of California to do so. DLMC has no further liability for this line of credit loan as the former shareholder of Global has agreed to assume responsibility for the line of credit. As a result of the previous shareholder releasing the Company from this line of credit, the Company recorded a gain on release of debt of $74,793. In addition, as part of this agreement, the Company agreed to sell to the former shareholder, all furniture, fixtures, inventory and equipment of Global for $1. This agreement also includes a value added reseller opportunity for the former shareholder to sell the Company's Virtual University Appliance System on a commission basis.  As a result of the sale of the fixed assets, the Company recorded a loss on the sale of fixed assets of $28,465.

NOTE 5 - COMMON STOCK

On March 30, 2006, the Company issued to a financial consultant 200,000 shares of the Company’s common stock for services rendered. The stock was valued at $36,000, the fair market value of the stock on the date the stock was issued.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two of the Company’s officers advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of March 31, 2006 these two officers have advanced a total of $373,561 to the Company. Interest expense on these advances for the three months ended March 31, 2006 and 2005 was $4,863 and $0, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

As of March 31, 2006, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA’s petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc. Trial on this claim is set to be heard in the Superior Court for Orange County in July 2006.

Contracts

The Company has entered into employment agreements with two members of its management for two years commencing April 1, 2003. The agreements allow for participation in any annual incentive plan. The Company is required to pay base salaries of $240,000 each. The employment agreements expired on December 13, 2005. One of these employment agreements that expired on December 13, 2005 was automatically extended for next 2 years, as per the agreement.

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

Statement of operations information for SEA and Global for the three months ended March 31, 2006 and 2005 are below:

	Three Months Ended March 31,
	2006	2005
Revenue	$-	$25,360
Operating expenses	-	105,146
Interest expense	-	1,791
Other income	1,793	-
Net income (loss)	1,793	(81,577)

Balance Sheet information for SEA and Global as of March 31, 2006 is as follows:

March 31, 2006
Assets:
Cash	$1,093

Liabilities:
Accounts payable	$227,636
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$628,883

Net liabilities of discontinued operations	$627,790

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

Stock-based Compensation. We account for ours stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Results of Operations - Three Months Ended March 31, 2006 Compared to March 31, 2005

Revenues

Revenues increased by $7,952 or 18.0% to $52,102 for the three months ended March 31, 2006 from $44,150 for the three months ended March 31, 2005. The increase was due an increase in the sales of our University Appliance (“VU Appliance”) hardware and software packages.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $336,806 or 67.0% to $166,094 for the three months ended March 31, 2006 from $502,900 for the three months ended March 31, 2005. The decrease is principally due to a decrease in marketing and advertising, educational, general and administrative expenses and impairment expense. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. We had no educational expenses for the three months ended March 31, 2006 as we closed all of our vocational schools in 2005.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $78,086 or 32.5% to $162,337 for the three months ended March 31, 2006 from $240,423 for the three months ended March 31, 2005. The decrease was primarily due to our corporate downsizing and the closing of our vocational schools in 2005.

Marketing and advertising. Marketing and advertising expenses decreased by $32,849 or 100.0% to $0 for the three months ended March 31, 2006 from $32,849 for the three months ended March 31, 2005. The decrease was primarily due to the lack of funds to spend on marketing and advertising.

Loss from operations. Loss from operations was $113,992 for the three months ended March 31, 2006, as compared to $458,750 for the three months ended March 31, 2005. The decrease in loss from operations resulted primarily from the decrease in expenses as a result of the closing of our vocational schools in 2005.

Interest expense. Interest expenses increased by $43,978 or 45.6% to $140,512 for the three months ended March 31, 2006 from $96,534 for the three months ended March 31, 2005. The increase is due to the interest being accrued on the $3,000,000 convertible debentures is begin accrued at the default rate versus the stated rate for the entire quarter ended March 31, 2006 compared to only one month during the quarter ended March 31, 2005.

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

Statement of operations information for SEA and Global for the three months ended March 31, 2006 and 2005 are below:

	Three Months Ended March 31,
	2006	2005
Revenue	$-	$25,360
Operating expenses	-	105,146
Interest expense	-	1,791
Other income	1,793	-
Net income (loss)	1,793	(81,577)

Balance Sheet information for SEA and Global as of March 31, 2006 is as follows:

March 31, 2006
Assets:
Cash	$1,093

Liabilities:
Accounts payable	$227,636
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$628,883

Net liabilities of discontinued operations	$627,790

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

Liquidity and Capital Resources

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of March 31, 2006 we had cash and cash equivalents of $5,130.

Cash flows used in operating activities amounted to $795 for the three months ended March 31, 2006 compared to $159,853 for the three months ended March 31, 2005. The decrease is due to the decrease in net loss for the three months ended March 31, 2006.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

After dismissal of SEA’s petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc. Trial on this claim is set to be heard in the Superior Court for Orange County in July 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chairman, President and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chairman, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: May 22, 2006	DIGITAL LEARNING MANAGEMENT CORPORATION

/s/ Umesh Patel
Umesh Patel
Chairman, President, Chief Financial Officer and Director