Form 10QSB
period 2006-06-30
Digital Learning Management CO
filed 2006-09-14
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,970

PROPERTY AND EQUIPMENT, net	15,496

INTANGIBLE ASSETS, net	4,206

TOTAL ASSETS	$48,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	1,447,953
Unearned revenue	16,074
Accrued compensation	884,243
Accounts payable, related party	378,106
Loan payable	25,433
Net liabilities of discontinued operations	627,852

TOTAL CURRENT LIABILITIES	6,379,661

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 61,212,072 shares issued and outstanding	61,212
Additional paid-in capital	3,206,969
Shares to be issued	35,000
Accumulated deficit	(9,634,169)

TOTAL STOCKHOLDERS' DEFICIT	(6,330,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,672

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30		June 30
	2006	2005	2006	2005

Net revenues	$$12,023	$20,565	$64,125	$64,715

Operating expenses
Educational services	-	28,412	-	60,239
General and administrative	146,388	373,268	307,925	790,241
Depreciation expense	3,193	21,520	6,950	42,771
Marketing and advertising	-	67,159	-	100,008
Total operating expenses	149,581	490,359	314,875	993,259

Loss from continuing operations before other income & expenses	(137,558)	(469,794)	(250,750)	(928,544)

Other income & (expenses)
Other income	946	-	2,739	-
Interest expense	(139,033)	(152,938)	(279,545)	(249,472)

Loss from continuing operations before income taxes & discontinued operations	(275,644)	(622,732)	(527,555)	(1,178,016)

Discontinued operations
Income (loss) from discontinued operations	-	30,784	-	(50,793)

Loss before income tax	(275,644)	(591,948)	(527,555)	(1,228,809)

Provision for income taxes	-	-	800	-

Net loss	$(275,644)	$(591,948)	$(528,355)	$(1,228,809)

Loss from continuing operations	$(0.005)	$(0.010)	$(0.009)	$(0.019)
Earnings (Loss) from discontinued operations	$0.000	$0.000	$0.000	$(0.001)
Loss per share basic & diluted	$(0.005)	$(0.010)	$(0.009)	$(0.020)

Basic & diluted weighted average number of
common stock outstanding	61,027,457	61,782,402	60,820,912	61,200,470

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
* The basic and diluted net loss per share has been stated to retroactively effect 1:3 forward split in July, 2006.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Month Periods Ended
	June 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(528,355)	$(1,228,809)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	6,950	42,770
Common stock issued for services rendered	36,000	35,000
Bad debts	13,800	-
Amortization of prepaid consulting	-	16,500
Changes in operating assets and liabilities:
Accounts receivable	30,088	11,301
Prepaid expenses	-	8,691
Other current assets	-	2,000
Accounts payable and accrued expenses	286,090	377,670
Accounts payable, related party	9,408
Due to factor	-	5,508
Accrued compensation	143,050	308,550
Unearned Revenue	7,745	-

Net cash provided by (used in) operating activities from continuing operations	4,776	(420,819)
Net cash provided by (used in) operating activities of discontinued operations	(1,731)	92,292
Net cash provided by (used in) operating activities	3,045	(328,527)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment and software development	-	(612)

Net cash used in investing activities from continuing operations	-	(612)
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	-	(612)

CASH FLOW FROM FINANCING ACTIVITIES:

Advances from officers	20,000	219,174

Net cash provided by financing activities from continuing operations	20,000	219,174
Net cash used in financing activities of discontinued operations	-	(12,836)
Net cash provided by financing activities	20,000	206,338

CHANGE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	-	27,836

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	23,045	(94,965)

CASH AND CASH EQUIVALENTS, Beginning of period	5,925	170,860

CASH AND CASH EQUIVALENTS, End of period	$28,970	$75,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$11,890
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Digital Learning Management Corporation and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by Digital Learning Management Corporation (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Stock split

In March 2004, the Company enacted a 7.8680269-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment. In July 2006, the Company enacted a 3-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $528,355 for the six month period ended June 30, 2006. As of June 30, 2006, the Company had an accumulated deficit of $9,634,169 and a working capital deficit of $6,350,691. In addition, the Company is in default on its convertible debenture obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Bankruptcy of Subsidiary

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. On January 12, 2006, SEA’s bankruptcy petition was dismissed by the court due to failure of the debtor to appear before the court for examination. Any discharge entered in the case was vacated in entirety.

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

Earnings Per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive. At June 30, 2006, the Company had a total of 3,796,500 of warrants and options outstanding restated for the 3-for-1 forward stock split.

Stock Options

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2006.

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

NOTE 2 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The cost of property and equipment at June 30, 2006 consisted of the following:

Computers and office equipment	$102,298
Furniture and fixtures	11,550
113,848
Less accumulated depreciation	(98,352)
$15,496

The cost of intangible assets at June 30, 2006 consisted of the following:

Software	$32,376
Less accumulated depreciation	(28,170)
$4,206

The software is being amortized over a three year period. The amortization schedule for the twelve month periods ended December 31, 2006 and 2007 are as follows:

2006	$2,419
2007	$1,787

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

The Company had accrued interest due of $760,945 on these debentures as of June 30, 2006. Interest expense for the three month and six month periods ended June 30, 2006 are $135,000 and $270,000 respectively. Interest expense for the three month and six month periods ended June 30, 2005 was $135,719 and $215,000 respectively.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2006, accounts payable and accrued expenses, comprised of the following:

Accounts Payable	$1,352,467
Other accrued payables	71,293
Sales tax payable	13,072
Accrued promotional expense	11,121
Total	$1,447,953

NOTE 6 - LOAN PAYABLE

Loan payable of $25,433 as of June 30, 2006 comprises of non- interest bearing, unsecured, due on demand advances from certain parties.

NOTE 7 -ACCRUED COMPENSATION

As of June 30, 2006 the accrued compensation comprised of $798,763 of accrued employee and officer compensation and accrued payroll taxes of $85,480.

NOTE 8 - COMMON STOCK

On March 30, 2006, the Company issued to a financial consultant 200,000 shares of the Company’s common stock for services rendered. The stock was valued at $36,000, the fair market value of the stock on the date the stock was issued.

Warrants

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2005	$0	3,796,500
Granted		-
Exercised		-
Outstanding at June 30, 2006	$0	3,796,500

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.25-$3.00	3,796,500	1.9 years	$0.61	3,796,500	$0.61

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two of the Company’s officers advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of June 30, 2006 these two officers have advanced a total of $378,106 to the Company including the accrued interest. Interest expense on these advances for the three month and six month periods ended June 30, 2006 are $4,863 and $9,725 respectively. Interest expense on these advances for the three month and six month periods ended June 30, 2005 were $0.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

As of June 30, 2006, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA’s petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc. Trial on this claim is set to be heard in the Superior Court for Orange County in July 2006.

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

NOTE 11 - DISCONTINUED OPERATIONS

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. The bankruptcy was dismissed by court on January 12, 2006.

Also, in March 2005, the Company decided to discontinue the operations of Global.

SEA and Global are presented in the accompanying financial statements as discontinued operations.

Statement of operations information for SEA and Global for the three and six month periods ended June 30, 2006 and 2005 are below:

	Three Month Periods Ended June 30,
	2006	2005
Revenue	$-	$12,784
Operating expenses	-	28,797
Interest expense (income)	-	(469)
Other income	-	46,328
Net income	-	30,784

	Six Month Periods Ended June 30,
	2006	2005
Revenue	$-	$38,144
Operating expenses	-	133,943
Interest expense	-	1,322
Other income	-	46,328
Net income (loss)	-	(50,793)

Balance Sheet information for SEA and Global as of June 30, 2006 is as follows:

June 30, 2006
Assets:
Cash	$1,031

Liabilities:
Accounts payable	$227,636
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$628,883

Net liabilities of discontinued operations	$627,852

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

NOTE 12 - SUBSEQUENT EVENTS

On July 7, 2006, the Company announced a 3 for 1 forward stock split for shareholders of record as of August 28,  2006 with an effective date of August 8, 2006.

On August 25, 2006, the Company issued 200,000 shares to a consultant for services rendered. These shares were recorded at the fair market value.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to June 30, 2005

Revenues

Revenues deecreased by $8,542 or 41.5% to $12,023 for the three months ended June 30, 2006 from $20,565 for the three months ended June 30, 2005. The decrease was due to fewer sales of our University Appliance (“VU Appliance”) hardware and software packages.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $340,778 or 70% to $149,581 for the three months ended June 30, 2006 from $490,359 for the three months ended June 30, 2005. The decrease is principally due to a decrease in marketing and advertising, educational, general and administrative expenses and impairment expense. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. We had no educational expenses for the three months ended June 30, 2006 as we closed all of our vocational schools in 2005. The educational expense, therefore, decreased by 100% to $0 from $28,412 for the three month period ended June 30, 2005.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $226,880 or 60.8% to $146,388 for the three months ended June 30, 2006 from $373,268 for the three months ended June 30, 2005. The decrease was primarily due to our corporate downsizing and the closing of our vocational schools in 2005.

Marketing and advertising. Marketing and advertising expenses decreased by $67,159 or 100.0% to $0 for the three months ended June 30, 2006 from $67,159 for the three months ended June 30, 2005. The decrease was primarily due to the lack of funds to spend on marketing and advertising.

Loss from operations. Loss from operations was $137,558 for the three months ended June 30, 2006, as compared to $469,794 for the three months ended June 30, 2005. The decrease in loss from operations resulted primarily from the decrease in expenses as a result of the closing of our vocational schools in 2005.

Interest expense. Interest expenses decreased by $13,905 or 45.6% to $139,033 for the three months ended June 30, 2006 from $152,938 for the three months ended June 30, 2005. The decrease is due to the interest being accrued on the dues to factor during the three months ended June 30, 2005.

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

Statement of operations information for SEA and Global for the three months ended June 30, 2006 and 2005 are below:

	Three Months Ended June 30,
	2006	2005
Revenue	$-	$12,784
Operating expenses	-	28,797
Interest expense (income)	-	(469)
Other income	-	46,328
Net income	-	30,784

Balance Sheet information for SEA and Global as of June 30, 2006 is as follows:

June 30, 2006
Assets:
Cash	$1,031

Liabilities:
Accounts payable	$227,636
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$628,883

Net liabilities of discontinued operations	$627,852

Six Months Ended June 30, 2006 compared to June 30, 2005

Revenues

Revenues decreased by $590 to $64,125 during the six months ended June 30, 2006 from $64,715 during the same period in 2005. The decrease was due a decrease in the sales of our University Appliance (“VU Appliance”) hardware and software packages.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $678,384 or 68% to $314,875 for the six months ended June 30, 2006 from $993,259 for the six months ended June 30, 2005. The decrease is principally due to a decrease in marketing and advertising, educational, general and administrative expenses and impairment expense. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. We had no educational expenses for the six months ended June 30, 2006 as we closed all of our vocational schools in 2005. The educational expense, therefore, decreased by 100% to $0 from $60,239 for the six month period ended June 30, 2005.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $482,316 or 61% to $307,925 for the six months ended June 30, 2006 from $790,241 for the six months ended June 30, 2005. The decrease was primarily due to our corporate downsizing and the closing of our vocational schools in 2005.

Marketing and advertising. Marketing and advertising expenses decreased by $100,008 or 100.0% to $0 for the six months ended June 30, 2006 from $100,008 for the six months ended June 30, 2005. The decrease was primarily due to the lack of funds to spend on marketing and advertising.

Loss from operations. Loss from operations was $250,750 for the six months ended June 30, 2006, as compared to $928,544 for the six months ended June 30, 2005. The decrease in loss from operations resulted primarily from the decrease in expenses as a result of the closing of our vocational schools in 2005.

Interest expense. Interest expenses increased by $30,073 or 12% to $279,545 for the six months ended June 30, 2006 from $249,472 for the six months ended June 30, 2005. The increase is due to the interest being accrued on the $3,000,000 convertible debentures is begin accrued at the default rate versus the stated rate for the six months ended June 30, 2006 compared to only four months during the six months ended June 30, 2005.

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

Statement of operations information for SEA and Global for the six months ended June 30, 2006 and 2005 are below:

	Six Month Periods Ended June 30,
	2006	2005
Revenue	$-	$38,144
Operating expenses	-	133,943
Interest expense	-	1,322
Other income	-	46,328
Net income (loss)	-	(50,793)

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

Liquidity and Capital Resources

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of June 30, 2006 we had cash and cash equivalents of $28,970.

Cash flows provided by operating activities amounted to $3,045 for the six months ended June 30, 2006 compared to cash flows used of $328,527 for the three months ended June 30, 2005. The increase in cash flows is due to the decrease in net loss for the six months ended June 30, 2006.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Date: September 14, 2006	DIGITAL LEARNING MANAGEMENT CORPORATION /s/ Umesh Patel Umesh Patel Chairman, President, Chief Financial Officer and Director