Form 10QSB
period 2006-09-30
Digital Learning Management CO
filed 2006-11-20
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

There were 61,462,072 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of November 13, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one):    Yes ☐   No ☒

DIGITAL LEARNING MANAGEMENT CORPORATION

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited):

a.	Unaudited Consolidated Balance Sheet as of September 30, 2006	3

b.	Unaudited Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2006 and 2005	4

c.	Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005	5

d.	Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Learning Management Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September
30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,389
Accounts receivable, net of allowance for doubtful accounts of $234,445	13,804
TOTAL CURRENT ASSETS	16,192

PROPERTY AND EQUIPMENT, net	13,098

INTANGIBLE ASSETS, net	3,400

TOTAL ASSETS	$32,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$3,000,000
Accounts payable and accrued expenses	1,578,966
Accrued compensation	1,002,743
Due to related party	399,714
Loan payable	25,433
Net liabilities of discontinued operations	627,852
TOTAL CURRENT LIABILITIES	6,634,708

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 61,462,072 shares issued and outstanding	61,462
Additional paid-in capital	3,220,469
Shares to be issued	35,000
Accumulated deficit	(9,918,948)

TOTAL STOCKHOLDERS' DEFICIT	(6,602,017)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended		For the nine month periods ended
	September 30		September 30
	2006	2005	2006	2005

Net revenues	$29,879	$55,972	$94,005	$120,687

Operating expenses
Educational services	-	11,944	-	72,183
General and administrative	208,308	691,059	516,233	1,481,300
Depreciation expense	3,203	10,549	10,153	53,320
Marketing and advertising	-	21,001	-	121,009
Total operating expenses	211,511	734,553	526,386	1,727,812

Loss from continuing operations before other income and expenses	(181,631)	(678,581)	(432,381)	(1,607,125)

Other income (expense)
Other income	467	-	3,206	-
Gain on settlement of debt	36,250	-	36,250	-
Interest expense	(139,864)	(143,534)	(419,408)	(393,006)
Total other income (expenses)	(243,010)	(143,534)	(799,361)	(786,012)

Loss from continuing operations before income taxes and discontinued operations	(284,778)	(822,115)	(812,334)	(2,000,131)

Discontinued operations
Loss from discontinued operations	-	(39,365)	-	(90,158)

Loss before income tax	(284,778)	(861,480)	(812,334)	(2,090,289)

Provision for taxes	-	-	800	-

Net loss	$(284,778)	$(861,480)	$(813,134)	$(2,090,289)

Loss from continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.10)
Earnings(Loss) from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Loss per share basic and diluted*	$(0.00)	$(0.04)	$(0.01)	$(0.10)

Basic & diluted weighted average number of
common stock outstanding*	61,991,875	20,704,024	60,988,446	20,502,559

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
* The basic and diluted net loss per share has been stated to retroactively effect 1:3 forward split in July, 2006.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Periods Ended
	September 30
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(813,134)	$(2,090,289)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	10,153	53,320
Common stock issued for services rendered	86,000	35,000
Bad debts	13,800	-
Amortization of prepaid consulting	-	24,750
Gain on settlement of debt	(36,250)	-
Loss on sale of fixed assets	-	-
Writwdown of assets	-	97,304
Changes in operating assets and liabilities:
Accounts receivable	30,084	164,108
Prepaid expenses	-	20,009
Income tax refund receivable	-	135,000
Other current assets	-	(28,260)
Accounts payable and accrued expenses	374,016	586,191
Accounts payable, related party	31,016	291,535
Due to factor	-	(8,492)
Accrued compensation	299,074	436,050
Unearned Revenue	(21,997)	43,791
Net cash used in operating activities from continuing operations	(27,238)	(239,983)
Net cash used in operating activities of discontinued operations	(1,731)	84,064
Net cash used in operating activities	(28,969)	(155,919)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment and software development	-	(612)
Net cash used in investing activities from continuing operations	-	(612)
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by (used in) investing activities	-	(612)

CASH FLOW FROM FINANCING ACTIVITIES:

Advances from officers	25,433
Net cash provided by (used in) financing activities from continuing operations	25,433	-
Net cash provided by financing activities of discontinued operations	-	(16,168)
Net cash provided by (used in) financing activities	25,433	(16,168)

CHANGE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	-	2,485

DECREASE IN CASH AND CASH EQUIVALENTS	(3,536)	(170,214)

CASH AND CASH EQUIVALENTS, Beginning of period	5,925	171,485

CASH AND CASH EQUIVALENTS, End of period	$2,389	$1,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$11,890
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Digital Learning Management Corporation and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by Digital Learning Management Corporation (the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Stock split

In July 2006, the Company enacted a 3-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment

Nature of Business

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $813,134 for the nine month period ended September 30, 2006. As of September 30, 2006, the Company had an accumulated deficit of $9,918,948 and a working capital deficit of $6,618,515. In addition, the Company is in default on its convertible debenture obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings Per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive. At September 30, 2006, the Company had a total of 3,796,500 of warrants and options outstanding restated for the 3-for-1 forward stock split.

Stock Options

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2006.

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in these accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The cost of property and equipment at September 30, 2006 consisted of the following:

Computers and office equipment	$102,298
Furniture and fixtures	11,550
113,848
Less accumulated depreciation	(100,750)
$13,098

The cost of intangible assets at September 30, 2006 consisted of the following:

Software	$32,376
Less accumulated depreciation	(28,976)
$3,400

The software is being amortized over a three year period. The amortization schedule is as follows:

2006	$1,297
2007	$1,297

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

The Company had accrued interest due of $895,675 on these debentures as of September 30, 2006. Interest expense for the three month and nine month periods ended September 30, 2006 are $139,864 and $419,408 respectively. Interest expense for the three month and nine month periods ended September 30, 2005 was $143,534 and $393,006 respectively.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2006, accounts payable and accrued expenses, comprised of the following:

Accounts Payable		$574,156
Other accrued payables		84,943
Sales tax payable		13,072
Accrued promotional expense		11,120
Accrued interest		895,675
Total	$	$ 1,578,966

NOTE 6 - LOAN PAYABLE

Loan payable of $25,433 as of September 30, 2006 comprises of non- interest bearing, unsecured, due on demand advances from certain parties.

NOTE 7 -ACCRUED COMPENSATION

As of September 30, 2006 the accrued compensation comprised of $1,002,743 of accrued employee and officer compensation.

NOTE 8 - COMMON STOCK

On March 30, 2006, the Company issued to a financial consultant 200,000 shares of the Company’s common stock for services rendered. The stock was valued at $36,000, the fair market value of the stock on the date the stock was issued. In July 2006, the Company announced a forward 3-for-1 forward stock split.

During the period ending September 30, 2006, the Company issued 250,000 shares for legal services these shares are recorded at the fair market value. The Company recorded a gain on settlement of debt of $36,250.

Warrants

	Aggregate Intrinsic Value	Number of Warrants
Outstanding at December 31, 2005	$0	3,796,500
Granted		-
Exercised		-
Outstanding at September 30, 2006	$0	3,796,500

Outstanding Warrants			Exercisable Warrants
Range of Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.25-$3.00	3,796,500	1.6 years	$0.61	3,796,500	$0.61

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two of the Company’s officers advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of September 30, 2006 these two officers have advanced a total of $399,714 to the Company including the accrued interest. Interest expense on these advances for the three month and nine month periods ended September 30, 2006 are $4,863 and $14,588 respectively. Interest expense on these advances for the three month and nine month periods ended September 30, 2005 are $0 and $0 respectively

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

As of September 30, 2006, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA’s petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc.

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

Statement of operations information for SEA and Global for the three and nine month periods ended September 30, 2006 and 2005 are below:

	Three Month Periods Ended September 30,
	2006	2005
Revenue	$-	$-
Operating expenses	-	39,365
Interest expense	-	-
Other income	467	-
Net income	467	(39,365)

	Nine Month Periods Ended September 30,
	2006	2005
Revenue	$-	$38,144
Operating expenses	-	173,308
Interest expense	-	(1,322)
Other income	3,206	46,328
Net income (loss)	3,206	(90,158)

Balance Sheet information for SEA and Global as of September 30, 2006 is as follows:

Assets:
Cash	$-

Liabilities:
Accounts payable	$226,605
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$627,852

Net liabilities of discontinued operations	$627,852

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

Results of Operations - Three Months Ended June 30, 2006 Compared to June 30, 2005

Revenues

Revenues decreased by $26,093 or 46.6% to $29,879 for the three months ended September 30, 2006 from $55,972 for the three months ended September 30, 2005. The decrease was due to fewer sales of our University Appliance (“VU Appliance”) hardware and software packages.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $523,042 or 71.2% to $211,511 for the three months ended September 30, 2006 from $734,553 for the three months ended September 30, 2005. The decrease is principally due to a decrease in marketing and advertising, educational, general and administrative expenses and impairment expense. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. We had no educational expenses for the three months ended September 30, 2006 as we closed all of our vocational schools in 2005. The educational expense, therefore, decreased by 100% to $0 from $11,944 for the three month period ended September 30, 2005.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $482,751 or 69.9% to $208,308 for the three months ended September 30, 2006 from $691,059 for the three months ended September 30, 2005. The decrease was primarily due to our corporate downsizing and the closing of our vocational schools in 2005.

Marketing and advertising. Marketing and advertising expenses decreased by $21,001 or 100.0% to $0 for the three months ended September 30, 2006 from $21,001 for the three months ended September 30, 2005. The decrease was primarily due to the lack of funds to spend on marketing and advertising.

Loss from operations. Loss from operations was $181,631 for the three months ended September 30, 2006, as compared to $678,581 for the three months ended September 30, 2005. The decrease in loss from operations resulted primarily from the decrease in expenses as a result of the closing of our vocational schools in 2005.

Interest expense. Interest expenses decreased by $3,670 or 2.5% to $139,864 for the three months ended September 30, 2006 from $143,534 for the three months ended September 30, 2005. The decrease is due to the interest being accrued on the dues to factor during the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues decreased by $26,682 to $94,005 during the nine months ended September 30, 2006 from $120,687 during the same period in 2005. The decrease was due a decrease in the sales of our University Appliance (“VU Appliance”) hardware and software packages.

Operating Expenses

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $1,201,426 or 69.5% to $526,386 for the nine months ended September 30, 2006 from $1,727,812 for the nine months ended September 30, 2005. The decrease is principally due to a decrease in marketing and advertising, educational, general and administrative expenses and impairment expense. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

Educational services. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. We had no educational expenses for the nine months ended September 30, 2006 as we closed all of our vocational schools in 2005. The educational expense, therefore, decreased by 100% to $0 from $72,183 for the nine month period ended September 30, 2005.

General and administrative. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $965,067 or 65%% to $516,233 for the nine months ended September 30, 2006 from $1,481,300 for the nine months ended September 30, 2005. The decrease was primarily due to our corporate downsizing and the closing of our vocational schools in 2005.

Marketing and advertising. Marketing and advertising expenses decreased by $121,009 or 100.0% to $0 for the nine months ended September 30, 2006 from $121,009 for the nine months ended September 30, 2005. The decrease was primarily due to the lack of funds to spend on marketing and advertising.

Loss from operations. Loss from operations was $432,381 for the nine months ended September 30, 2006, as compared to $1,607,125 for the nine months ended September 30, 2005. The decrease in loss from operations resulted primarily from the decrease in expenses as a result of the closing of our vocational schools in 2005.

Interest expense. Interest expenses increased by $26,402 or 6.7% to $419,408 for the nine months ended September 30, 2006 from $393,006 for the nine months ended September 30, 2005. The increase is due to the interest being accrued on the $3,000,000 convertible debentures is begin accrued at the default rate versus the stated rate for the nine months ended September 30, 2006 compared to only seven months during the nine months ended September 30, 2005.

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
Liquidity and Capital Resources

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of September 30, 2006 we had cash and cash equivalents of $2,389.

Cash flows used in operating activities amounted to $28,969 for the nine months ended September 30, 2006 compared to cash flows used of $155,919 for the nine months ended September 30, 2005. The increase in cash flows is due to the decrease in net loss for the nine months ended September 30, 2006.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of September 30, 2006.

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

DIGITAL LEARNING MANAGEMENT CORPORATION

Date: November 20, 2006	By:	/s/ Umesh Patel
Umesh Patel
Chairman, President, Chief Financial Officer and Director