Form 10KSB
period 2006-12-31
Digital Learning Management CO
filed 2007-04-16
CIK 1087848

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number: 000-50222

                     DIGITAL LEARNING MANAGEMENT CORPORATION
                     ---------------------------------------
                 (Name of Small Business Issuer in its charter)

             Delaware                                  20-1661391
  -------------------------------                 -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                         680 Langsdorf Drive, Suite 203
                           Fullerton, California 92831
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (310) 921-3444

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which each is registered
-------------------            -------------------------------------------------
       None                                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer's revenues for the fiscal year ended December 31, 2006 were $ 93,856

      The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of April 12, 2007, was 65,862,072.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 12, 2007, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $2,504,589.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transition Small Business Disclosure Format: Yes ___  No_X_

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

      ITEM 1.    BUSINESS................................................      3
      ITEM 2.    DESCRIPTION OF PROPERTY.................................     18
      ITEM 3.    LEGAL PROCEEDINGS.......................................     19
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....     19

PART II

      ITEM 5.    MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................     20
      ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS....................     21
      ITEM 7.    FINANCIAL STATEMENTS....................................     30
      ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................     30
      ITEM 8A.   DISCLOSURE CONTROLS AND PROCEDURES......................     31
      ITEM 8B.   OTHER INFORMATION ......................................     31

PART III

      ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT...........................................     31
      ITEM 10.   EXECUTIVE COMPENSATION..................................     32
      ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................     34
      ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........     35
      ITEM 13.   EXHIBITS................................................     36
      ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES..................     37

SIGNATURES                                                                    38

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

AVAILABLE INFORMATION

      Information regarding the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

      Digital Learning Management Corporation, a Delaware corporation (hereinafter sometimes referred to as the "Company," "we," "us," and "our"), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., as a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions.

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

DESCRIPTION OF THE COMPANY POST-MERGER

      DLI is a for-profit continued education company that leverages existing universities' (course credits) accreditations, and campuses to provide training and education. The company enrolls active students though several different Vocational Schools, Colleges and Universities. Our business strategy during 2004 was to grow our enrollment base under our existing course offerings and to reduce the cost of learning through our proprietary Learning Management Software called `CourseMate'.

      During 2004 we sought to increase our enrollment base, add to our curriculum offerings and supplement our accreditations offerings through our acquisition of McKinley University in 2003, as well as additional planned acquisitions of small vocational schools. The acquisitions were based on our belief that we would have more breadth in course offerings through the school's accreditations and business class offerings while using our scaleable education software application to conduct courses over the Internet. In March 2005 we decided to discontinue and exit the traditional vocational training business and direct a substantial proportion of our resources and concentrate our focus on our proprietary On-Line learning solution products, training and education.

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

      A major portion of the proceeds from the convertible notes were used to complete the acquisition of two Vocational Training Schools, Software Education of America, Inc. (SEA), and Global Computer systems, Inc. (Global). SEA and Global discontinued all operations in 2005.

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

      On February 27, 2004, we raised a total of $3,000,000 from three investors, all of which were affiliated with Renaissance Capital, in an offering of 7% convertible debenture notes through a private placement. The terms of the debentures are for a period of 7 years. Interest accrues at 7% per annum and is due and payable monthly beginning April 1, 2004. The debentures mature on February 27, 2011, at which time all remaining unpaid principal and interest will be payable in full. If the debentures are not sooner redeemed or converted as provided in the loan, commencing February 27, 2007 and continuing on the first day of each successive month prior to maturity, we will pay to the lenders monthly principal installments of $10 per $1,000 of the then remaining principal balance. These debentures are convertible, at the holder's option, into common stock at a rate of $0.4478 per share, entitling the holders to 6,699,833 shares of our common stock. Renaissance Capital sold and assigned the debentures to a third party in December 2006.

      On March 19, 2004, we effectuated a name change from FreePCSQuote.Com, Inc. to Digital Learning Management Corporation and a 7.8680269:1 forward split of our Common Stock. In connection with the name change, our trading symbol on the Over-the-Counter Bulletin Board (the "OTCBB") changed from "FPQT" to "DGTL."

      In April 2004, the Company moved its state of domicile from Nevada to Delaware.

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

      On March 27, 2006 the Board of Directors of Digital Learning Management Corporation (the "Company") voted to remove Aurangzeb Bhatti as a Director and Chairman of the Board and as President and Chief Executive Officer effective as of December 14, 2005. The Board acted because Mr. Bhatti had abandoned his duties as an officer, Director and employee of the Company on December 14, 2005.

      In July 2006, we effected a 3:1 forward split of our Common Stock.

      As of December, 2006, the principal shareholders loaned the Company $324,175 to keep the Company operating. These advances accrue interest at 6% per annum and are payable upon demand. As of December 31, 2006 $431,048 is due to these two officers of the Company, which includes accrued interest of $ 106,873.

      Interest expense of $19,450 and $11,883 was recorded on the related party payables during the years ended December 31, 2006 and 2005.

RECENT EVENTS

      On December 21, 2006, we entered into an Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd, a China corporation ("Yongxin") and all of the shareholder of Yongxin. In accordance with the Exchange Agreement, and subject to certain preconditions to Closing, including the completion of an approximate 1:12 reverse split, appropriate shareholder consents, the filing of necessary disclosures with the SEC, and the settlement of certain debt, we agreed to issue 51,000,000 shares of newly issued common stock to the Yongxin shareholders or their designees. The 51,000,000 shares will represent, immediately following the closing, 85% of the total issued and outstanding shares of common stock.

      We will remain a wholly owned operating subsidiary of Yongxin following the Closing.

      In furtherance of the Exchange Agreement, on January 4, 2007, we filed a preliminary Information Statement pursuant to Section 14C of the Exchange Act. Following this filing the SEC has informed the Company that it is required to file a proxy statement pursuant to Section 14A of the Exchange Act. The Company is in the process of preparing such proxy statement.

BUSINESS AND OPERATIONS

      After the merger with FreePCSQuote.Com, we operated as a for-profit continued education company that leveraged existing schools and university accreditations (course credits), and campuses to provide vocational training and education. We had enrolled active students though several different vocational schools, colleges and universities. Our strategy was to grow our enrollment base under our existing course offerings and to reduce the cost of learning through implementing our proprietary Learning Management Software which we branded under the name `CourseMate'.

      We were also looking to increase our enrollment base, add to our curriculum offerings and supplement our accreditations offerings through additional acquisitions of small vocational schools. The acquisitions were based on our belief that the company would have more breadth in course offerings through the school's accreditations and business class offerings while using its scaleable education software application to conduct courses over the Internet.

      In March 2005 the Company closed its vocational schools and stopped offering In-Class vocational training. We are now a provider of enterprise e-learning solutions and related services to the education industry, government agencies and corporate clients. Our patented Virtual University Appliance ("VU Appliance") is a state-of-the-art hardware and software package which incorporates our CourseMate Virtual University System.

      The VU Appliance product, which was introduced by the Company in October 2004, is a pre-packaged and "turn-key" hardware and software solution designed to address the e-Learning needs of corporations and educational institutions. It is a comprehensive "out-of-the-box" virtual learning solution that allows customers to quickly create 100% web-based virtual learning environments. The platform allows customers to create, publish and deliver courseware for e-Learning in addition to managing their traditional classroom learning environment. The Company utilizes its acquired United States Patent (Provisional) in its VU Appliance. The Company believes its success in the future lies in successfully marketing, selling and improving its VU Appliance product and related services. The Company intends to remain focused on further developing and adding to its intellectual property assets, utilizing its expertise to help the online learning initiatives of its customers with e-Learning systems solutions.

      The VU Appliance is feature-rich and allows corporations, educational institutions and industry associations to create web-based virtual e-learning environments very quickly and inexpensively. The appliance is a standard rack mounted device and comes pre-configured with the following software:

      o Course Builder - a software for creating/aggregating content for courses
      o Courseware Repository - for storing all the courses and tracking their usage
      o Learning Management and Registration System (LMS) - for registering and tracking Online as well as traditional in-class and web-cast students
      o Online Exams Server - for creating comprehensive Exams, Quizzes and exercises
      o     Online Evaluations Server - for Students Evaluations, Instructor
            Evaluations, and other progress/quality tracking features
      o     Collaboration Server for Online Discussion Forums & Chat Sessions
      o Online Marketing Server - for promoting new courses and recruiting Instructor/Mentors
      o It has also e-commerce functionality built-in, so students can pay on-line using their credit card and take a self study course at their own space.

      The Appliance solution can accept content created in multiple formats and presents that content over the Internet or Intranet. All interaction and administration is performed with a web browser. The appliance can be placed at the client's locations behind the fire wall or housed and managed at any remote hosting location. Our clients can use our hard-software solution to integrate technology into the education experience and campus life as well as in government and corporate training environments. Our products support activities such as professor or trainer assigned digital material on class or a corporate website, student collaboration with peers or complete research online; an administrator managing a departmental website; or a merchant conducting cash-free transactions with students or employees and faculty through pre-funded debit accounts. Our target clients include government agencies, colleges, universities, vocation schools, other education providers and corporations, as well as textbook publishers and education-focused merchants who serve these education providers and training entities.

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

COMPETITION

      The market for e-Learning systems is very competitive and there are several products in the market from large and well capitalized companies such as SumTotal(TM), eCollege(TM), Blackboard(TM) and WebCT(TM) and several others. These companies have far greater resources than us and therefore can make our entry in the e-Learning systems marketplace difficult. With this in mind, there can be no assurance that we will succeed in our business objectives.

PATENTS

      We have obtained a United States Provisional Patent on our Virtual University Appliance product. The preliminary patent was granted on December 12, 2004. The patent is for a hardware and software combination designed to make e-Learning easier to implement. We have capitalized the cost of the development of this product at $360,000 for the past two years. We believe our patent is designed to bring simplicity to complexity and make e-learning initiatives easier to implement by packaging and tying all e-learning components and their related processes together in our VU Appliance. However, due to the increasing competition in the market and the continuous change in technology, we believe our patents are impaired and we recognized an impairment loss of $327,369 during the year ended December 31, 2005.

GROWTH STRATEGY

      We seek to capitalize on our position as a low-cost provider in our market to grow our business by supporting several significant aspects of education, including on-line teaching, on-line learning, commerce and faculty and student affairs. Key elements of our growth strategy include:

INCREASING PENETRATION OF THE U.S. POSTSECONDARY EDUCATION AND CORPORATE MARKET. As of December 31, 2004, we have packaged our suite of e-Learning products as a `turn-key' appliance targeted towards mid-sized and smaller postsecondary institutions and corporate accounts. We intend to capitalize on our ability to rapidly deliver a fully functional e-Learning platform for under $30,000.

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

EMPLOYEES AND LABOR RELATIONS

      We currently have two contract employees with whom our labor relations are good.

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

RECENT EVENTS:

      On December 21, 2006, we entered into an Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd, a China corporation ("Yongxin") and all of the shareholder of Yongxin. In accordance with the Exchange Agreement, and subject to certain preconditions to Closing, including the completion of an approximate 1:12 reverse split, appropriate shareholder consents, the filing of necessary disclosures with the SEC, and the settlement of certain debt, we agreed to issue 51,000,000 shares of newly issued common stock to the Yongxin shareholders or their designees. The 51,000,000 shares will represent, immediately following the closing, 85% of the total issued and outstanding shares of common stock.

      We will remain a wholly owned operating subsidiary of Yongxin following the Closing.

      In the event we are able to satisfy the preconditions to closing and subsequently close on the Exchange Agreement with Yongxin, Yongxin will become our primary operating entity.

      Yongxin was established in 1993, for the purpose of engaging in the business of medicines wholesale, retail and third-party medicine logistics. Yongxin is located in Changchun City, Jilin Provincial with a staff of 358 of which 18 are Licensed Pharmacist and 55% of which have a college education. As of fiscal year end December 31, 2005 Yongxin had assets of $10,218,204 and liabilities of $5,550,465. For the nine months ended September 30, 2006, Yongxin had assets of $13,337,855 and liabilities of $7,373,424.

      With the business idea of "sustained operation, integrated innovation", Yongxin has built a marketing network covering the whole Jilin province and radiating the northeast region, and the brand image of "sustained innovation" of Yongxin has firmly enjoyed popular support. In 2003, Yongxin passed Jilin Provincial FSDA Quality Certification System, National GSP Certification and won a number of honorary titles for several times such as "unit trusted by government", and the development of Yongxin got strong support from national, provincial and municipal governments.

      In 2004, Yongxin Medical established "Jilin procinceYongxin Chain Drugstore Ltd."(Hereinafter referred to Yongxin Drugstore) with an investment of RMB 2,500,000 (equivalent to $303,000) to focus on developing a terminal network market. In July 2005, the company obtained the franchise right in Jilin province from American Medicine Shoppe (Meixin International Medical Chains) and now has developed 4 chains of "Meixino Yongxin". As of October 2006, Yongxin has developed 11 retail chains in the name of Yongxin Drugstore which covers a business area of 8,000 m2, scattered in key business region and large community inside Changchun city.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE ONLY HAD A FEW PROFITABLE QUARTERS AND MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

      Although we were profitable in 2003 on a net income basis, we have not been profitable in 2004, 2005 and 2006, and may not be profitable in future periods, either on a short- or long-term basis. Our profitability was not attributed to any sales of our products. We incurred a net loss of ($1,266,760) for the year ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of $10,372,574. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

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

      Given our clients' relatively early adoption of enterprise software applications aimed at the education industry, they are likely to be less risk-averse than most colleges, universities, schools, government agencies and other education providers. Accordingly, the rate at which we have been able to establish relationships with our clients in the past may not be indicative of the rate at which we will be able to establish additional client relationships in the future.

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

IF OUR PRODUCTS AND SERVICES DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, OUR FINANCIAL RESULTS COULD SUFFER.

      We introduced our newest software application suite as an `Appliance' called the "Virtual University Appliance" in October 2004. Our ability to grow our business will depend, on client acceptance of this product, which is currently unproven. If we are not successful in gaining widespread market acceptance of this product, our revenues may fall below our expectations, which could cause our stock price to decline.

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

IF OUR PRODUCTS CONTAIN ERRORS OR IF NEW PRODUCT RELEASES ARE DELAYED, WE COULD LOSE NEW SALES AND BE SUBJECT TO SIGNIFICANT LIABILITY CLAIMS.

      Because our systems and software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product's life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered product development delays and defects in our products. We would expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products could lead to delay in sales and subject us to some liability claims.

OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO EXPAND THE CONTENT OF OUR EXISTING PROGRAMS AND DEVELOP NEW PROGRAMS IN A COST-EFFECTIVE MANNER AND ON A TIMELY BASIS.

      Our success depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner, and meet our customer's needs in a timely manner. The expansion of our existing programs and the development of new programs may not be accepted by our customers or the online education market. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as our customers require or as quickly as our competitors.

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

      o developments concerning our intellectual property rights or those of our competitors (including litigation);

      o     status of litigation, if any;

      o     period-to-period fluctuations in our operating results;

      o     changes in estimates of our performance by any securities analysts;

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

      o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

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


ITEM 2. DESCRIPTION OF PROPERTY

      We lease office space and a repair facility at 680 Langsdorf Drive, Suite 203, Fullerton, California pursuant to a Lease expires April 2008. The current annual rent is approximately $44,400. We believe that our current space is adequate for our immediate and near term requirements and that additional space is available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

      As of December 31, 2006, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA's petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc.

      On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement was $24,950 and is payable in four monthly installments commencing May 20, 2005. The Company has not made any of these payments

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were put before our shareholders for a vote during the last quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK; RELATED INFORMATION

      Our Common Stock is traded on the OTCBB under the symbol "DGTL". Prior to March 19, 2004, our Common Stock traded under the symbol "FPQT". The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Common Stock, as reported by OTCBB:
=
                                    BID PRICE
                           ----------------------------
PERIOD (1)                     HIGH            LOW

2005:
First Quarter                  $0.73          $0.08
Second Quarter                 $0.09          $0.03
Third Quarter                  $0.14          $0.06
Fourth Quarter                 $0.25          $0.01


2006:
First Quarter                  $0.19          $0.02
Second Quarter                 $0.70          $0.17
Third Quarter                  $0.25          $0.02
Fourth Quarter                 $0.12          $0.01

2007:
First Quarter                  $0.07          $0.06

HOLDERS

      As of April 12,, 2007, there were 46 holders of record of our Common Stock and no holders of record of our Preferred Stock. For information concerning historical dividends and our dividend policy, see "Item 6--Management's Discussion and Analysis or Plan of Operation--Dividends and Distributions."

DIVIDEND POLICY

      We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance. Pursuant to the terms of our merger with Digital Learning Institute, Inc., we will issue options to purchase an aggregate of 595,500 shares of our common stock to certain former Digital Learning Institute, Inc. option holders.


                                     Number of securities                              Number of securities
                                       to be issued upon        Weighted-average     remaining available for
                                          exercise of          exercise price of      future issuance under
                                      outstanding options     outstanding options      equity compensation
Plan Category                            and warrants             and warrants                plans
----------------------------------- ------------------------ ----------------------- -------------------------
Equity compensation plans                               -0-                     N/A             2,000,000 (1)
approved by security holders
Equity compensation plan
not approved by security holders                        N/A                     N/A                       N/A

(1) Refers to shares underlying our 2004 Stock Option, Deferred Stock and Restricted Stock Plan. As of December 31, 2006, no options, deferred stock or restricted stock have been issued under the plan


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

      Digital Learning Management Corporation, a Delaware corporation (hereinafter sometimes referred to as the "Company," "we," and "us"), incorporated on February 18, 1999, under the name FreePCSQuote.Com, Inc., was a development stage company with a principal business objective to allow businesses the opportunity to generate revenues through the use of our Internet technology solutions and services. Through the use of our computer software, network technology, and systems management, we provided our customers outsourced web site and application hosting solutions. We had yet to generate significant revenues from operations through the end of fiscal 2004.

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

      The VU Appliance product, which was introduced by the Company in October 2004, is a pre-packaged and "turn-key" hardware and software solution designed to address the e-Learning needs of corporations and educational institutions. It is a comprehensive "out-of-the-box" virtual learning solution that allows customers to quickly create 100% web-based virtual learning environments. The platform allows customers to create, publish and deliver courseware for e-Learning in addition to managing their traditional classroom learning environment. The Company utilizes its United States Patent in its VU Appliance. The Company believes its success in the future lies in successfully marketing, selling and improving its VU Appliance product and related services. The Company intends to remain focused on further developing and adding to its intellectual property assets, utilizing its expertise to help the online learning initiatives of its customers with e-Learning systems solutions.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned entities, collectively referred to as "Company" or "DGTL". All significant inter-company transactions have been eliminated.

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

REVENUE RECOGNITION

Revenues from sales of the Company's VU Appliance include product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Product revenues consist of bundled hard-software product sales, annual licensing fees, and client hosting engagement. The Company intends to sell its licenses, training and hosting services under annually renewable agreements, which the clients will generally pay annual fees in the beginning of the annual contract term. Billings from these revenues are recognized as deferred revenues and are then recognized ratably over the contract term. Product sale revenues are recognized upon the shipment of the product to customers.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of our students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. The Company generally writes-off accounts receivable balances deemed uncollectible as they are sent to collection agencies. As of December 31, 2006 the Company has an allowance for bad debts amounting $235,506, representing 100% of accounts receivable.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense was $13,408 and $85,579 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, the Company wrote off certain property and equipment that was not longer being used and took an impairment charge of $75,414.

FACILITIES

The Company leases office space owned by a related party as well as additional office space from unrelated parties. Rent expense was $33,338 and $140,655 for the years ended December 31, 2006 and 2005, respectively.

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

Four customers accounted for 96% and two customers accounted for 60% of sales during the years ended December 31, 2006 and 2005, respectively. The three customers accounted for 21% of accounts receivable at December 31, 2006.

The Company performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations, when necessary.

STOCK BASED COMPENSATION

THE COMPANY ADOPTED SFAS NO. 123-R EFFECTIVE JANUARY 1, 2006 USING THE MODIFIED PROSPECTIVE METHOD. UNDER THIS TRANSITION METHOD, STOCK COMPENSATION EXPENSE INCLUDES COMPENSATION EXPENSE FOR ALL STOCK-BASED COMPENSATION AWARDS GRANTED ON OR AFTER JANUARY 1,2006, BASED ON THE GRANT-DATE FAIR VALUE ESTIMATED IN ACCORDANCE WITH THE PROVISIONS OF SFAS NO. 123-R.

PRIOR TO JANUARY 1, 2006, THE COMPANY MEASURED STOCK COMPENSATION EXPENSE USING THE INTRINSIC VALUE METHOD OF ACCOUNTING IN ACCORDANCE WITH ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," AND RELATED INTERPRETATIONS (APB NO. 25) AND HAS OPTED FOR THE DISCLOSURE PROVISIONS OF SFAS NO. 123. THUS, EXPENSE WAS GENERALLY NOT RECOGNIZED FOR THE COMPANY'S EMPLOYEE STOCK OPTION AND PURCHASE PLANS.

THERE WERE NO OUTSTANDING AND UNVESTED STOCK OPTIONS AS OF DECEMBER 31, 2005. THE COMPANY DID NOT GRANT ANY NEW OPTIONS DURING THE YEAR ENDED DECEMBER 31, 2006.

VALUATION OF THE COMPANY'S COMMON STOCK

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes Model to estimate the fair market value.

SOFTWARE DEVELOPMENT COSTS

The Company has developed software to enable students to access and take online classes. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). During the year ended December 31, 2005, the Company wrote off development costs and took an impairment charge of $327,369.

RECLASSIFICATION

Certain amounts reported in the Company's financial statements for the year ended December 31, 2005 have been reclassified to conform to current year presentations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

      a.    A brief description of the provisions of this Statement
      b.    The date that adoption is required
      c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

      In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has in the process of evaluating the impact of this pronouncement on its financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                            YEAR ENDED
                                                  ------------------------------
                                                   DECEMBER 31,    DECEMBER 31,
                                                       2006            2005
                                                  --------------  --------------

REVENUES                                          $      93,856   $     163,653

OPERATING EXPENSES:
       Educational services                                   -         135,481
       General and administrative                       645,482       1,511,379
       Depreciation expense                              13,408          85,579
       Marketing and advertising                              -         121,359
       Impairment expense                                     -         402,783
                                                  --------------  --------------
TOTAL EXPENSES                                          658,890       2,256,581
                                                  --------------  --------------

LOSS FROM OPERATIONS                                   (565,034)     (2,092,928)

OTHER INCOME (EXPENSES):
       Other income                                       3,682               -
       Interest expense                                (559,271)       (570,101)
       Loss on settlement of debt                      (148,750)              -
                                                  --------------  --------------
TOTAL OTHER EXPENSES                                   (704,339)       (570,101)
                                                  --------------  --------------

LOSS BEFORE PROVISION FOR INCOME TAXES
       AND DISCONTINUED OPERATIONS                   (1,269,373)     (2,663,029)

DISCONTINUED OPERATIONS
       Gain (Loss) from discontinued operations           3,413        (458,522)

LOSS BEFORE INCOME TAX                               (1,265,960)     (3,121,551)
                                                  --------------  --------------
PROVISION FOR INCOME TAXES                                  800               -
                                                  --------------  --------------

                                                  --------------  --------------
NET LOSS                                          $  (1,266,760)  $  (3,121,551)
                                                  ==============  ==============

REVENUES

      Revenues decreased by $69,797 or 42.6% to $93,856 for the year ended December 31, 2006 from $163,653 for the year ended December 31, 2005. The decrease was due to the fact that the company could not close any sales during the last six months of the year.

OPERATING EXPENSES

      Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $1,597,691 or 71% to $658,890 for the year ended December 31 2006 from $2,256,581 for the year ended December 31, 2005. The decrease is principally due to a decrease in marketing and advertising, educational, general and administrative expenses and impairment expense. The overall decrease is a result of lesser operations change in focus of our business as described above which resulted in significant downsizing.

      EDUCATIONAL SERVICES. Educational services expenses include direct operating expense of our schools consisting primarily of contract salaries, occupancy and supplies expenses, and bad debt expense. The Company did not incur any educational service expenses in the year ended December 31, 2006 as the Company discontinued the educational services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. As a percentage of revenues, general and administrative expenses reduced to 688% of revenues for the year ended December 31, 2006 from 924% for the year ended December 31, 2005. General and administrative expenses decreased by $865,897 or 57% to $645,482 for the year ended December 31, 2006 from $1,511,379 for the year ended December 31, 2005. The decrease was primarily due to our cost cutting measures in 2006.

      MARKETING AND ADVERTISING. The Company did not incur any marketing and advertising expenses during the year ended December 31, 2006 due to lack of funds to spend on marketing and advertising. The marketing and advertising expenses incurred in the year ended December 31, 2005 were $121,359.

      IMPAIRMENT EXPENSE. There were no impairment expenses during the year ended December 31, 2006. During the year ended December 31, 2005, we wrote off assets with a net book value of $402,783 that were no longer being used for in the current business model.

      DEPRECIATION EXPENSE .The depreciation expense reduced by 84% in the year ended December 31, 2006 to $13,408 as significant assets were impaired as of December 31, 2005.

      LOSS FROM OPERATIONS. Loss from operations was $565,034 for the year ended December 31, 2006, as compared to $2,092,928 for the year ended December 31, 2005. This loss from operations constituted 602% of gross revenues for the year ended December 31, 2006 compared to 1,278.9% of revenues for the year ended December 31, 2005. The increase in loss from operations resulted primarily from a significant revenue decline in our telecom seminar classroom business because of change in business strategy offset by lower operating expenses.

      INTEREST EXPENSE. Interest expenses decreased by $10,830 or 1.9% to $559,271 for the year ended December 31, 2006 from $570,101 for the year ended December 31, 2005. The interest expense was higher in 2005 as the Company used a line of credit for part of the year 2005.

      NET LOSS FROM CONTINUING OPERATIONS. We incurred a net loss from continuing operations of $1,269,373 during the year ended December 31 2006, as compared to $2,663,029 during the same period in 2005. The loss for the year ended December 31 2006 relates primarily to a revenue loss for the Company. The loss for the year ended December 31 2005 relates primarily to a $402,783 impairment charge related to write down of assets and other marketing and advertising costs.

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

      Statement of operations information for SEA and Global for the years ended December 31, 2006 and 2005 are below:

                                                       2006            2005
                                                  --------------  --------------
      Revenue                                     $           -   $      38,144
      Operating expenses                                      -         495,344
      Interest expense                                        -           1,322
      Other income                                        3,413               -
      Net income (loss)                                   3,413        (458,522)

Balance Sheet information for SEA and Global as of December 31, 2006 is as follows:

                                                         December 31, 2006
                                                       ---------------------
Total assets                                           $                  -

Liabilities:
      Accounts payable                                 $            227,422
      Accrued expenses                                              238,581
      Notes payable                                                 162,666
                                                       ---------------------
Total liabilities                                      $            628,669
                                                       ---------------------

Net liabilities of discontinued operations             $            628,669
                                                       =====================

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of December 31, 2006 we had cash and cash equivalents of $4,252.

      Cash flows used in operating activities amounted to $27,106 for the year ended December 31, 2006 compared to $221,211 for the year ended December 31, 2005.

      Cash flows used in investing activities amounted to $0 for the year ended December 31, 2006 compared to $86,947 for the year ended December 31, 2005. The significant decrease is because no purchases of equipment or software development were made in the year 2006.

      Cash flows used in financing activities for the year ended December 31, 2006 was $25,433 compared to cash flows provided by financing activities of $145,279 for the year ended December 31, 2005. The decrease was due primarily because in 2005, the directors advanced some money to the Company, whereas, no money was advanced by the directors in 2006. Third party loans were raised in 2006.

      We do not believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements though 2007. We will need to raise additional capital through public or private equity offerings or debt financings. If cash generated from operations is insufficient to satisfy our liquidity requirements and we cannot raise needed funds on acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DISMISSAL OF INDEPENDENT AUDITORS

      On December 5, 2005, we were notified by AJ. Robbins, P.C. ("AJ. ROBBINS") that they were resigning as our independent auditors.

      AJ. Robbins audited our financial statements for our two fiscal years ended December 31, 2004. AJ. Robbins's reports on these financial statements were qualified as to uncertainty that the Company would continue as a going concern. Other than the foregoing, AJ. Robbins's reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any other uncertainty, audit scope or accounting principles. During those two fiscal years and also during the subsequent period through the date of AJ. Robbins's replacement as indicated above: (1) there were no disagreements between Digital Learning Management Corporation and AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) AJ. Robbins provided no advice to Digital Learning Management Corporation that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of AJ. Robbins which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of AJ. Robbins that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

      AJ. Robbins has been provided a copy of this form 8-K with respect to the aforesaid disclosure and has been provided the opportunity to furnish a letter with respect thereto. We will file this letter upon receipt.

ENGAGEMENT OF NEW INDEPENDENT AUDITORS

      On December 8, 2005, we formally appointed Kabani & Company, Inc. ("KABANI & CO."). The decision to engage Kabani & Co. was recommended by management and approved by our board of directors.

      During our two most recent fiscal years ended December 31, 2004, and also during the subsequent interim period through the date of AJ. Robbins's termination, we did not consult with Kabani & Co. regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult Kabani & Co. with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

NONE


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

      The names, ages and positions of our directors and executive officers as of April 14, 2007, are listed below:

    Name           Positions                                                Age
    ----           ---------                                                ---
Umesh I Patel      Chairman, President and Chief Financial Officer
                     and director                                            50

Craig Nagasugi     Chief Executive Officer                                   49
Al Jinnah,         General Counsel and Secretary                             67
Gregory Frazer     Director                                                  53
Khalid Sheikh      Director                                                  67

      Mr. Patel has over 15 years experience in business development and sales. From 1990 to 2001, Mr. Patel served as the President of Tech Med Billing Services, where he was responsible for managing and projecting financials for the company. In 2001, Mr. Patel co-founded School of I.T. Mr. Patel served as its Vice President and was responsible for marketing.

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

THE BOARD OF DIRECTORS AND COMMITTEES

      Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by the Board as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. None of our independent directors qualify as an "audit committee financial expert."

CODE OF ETHICS

      We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Reporting Persons are required by Securities and Exchange Commission regulation to furnish us with copies of all
Section 16(a) forms they file.

      To our knowledge, based solely on our review of the copies of such forms received by it, or written representations from the Reporting Persons, all of our insiders complied with all filing requirements during 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation we paid to our chief executive officer and the only executive officers, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                             -------------------

                                                                        Options/
Name and Principal Position             Year         Salary    Bonus      Sars
---------------------------             ----         ------    -----      ----
Umesh  Patel, Chairman,                 2006   (1) $240,000     $--         --
President and                           2005   (1)   240,00      --         --
Chief Financial Officer                 2004        120,000      --         --

Craig Nagasugi,                         2006    (1) $67,500      --         --
Chief Executive Officer                 2005             --      --         --
                                        2004             --      --         --

Al, Jinnah,                             2006             --      --         --
Corporate Secretary                     2005   (1) $110,000      --         --
                                        2004         90,000      --         --

Aurangzeb Bhatti,                       2006             --      --        --
former Chief Executive Officer (2)      2005   (1) $180,000      --        --
                                        2004        120,000      --        --

(1)   amounts were accrued but were not paid.
(2)   Mr. Bhatti is no longer an officer or director.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SHAREHOLDINGS OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

      We know of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of Common Stock, except as set forth in the table below. The following table sets forth, as of April 12, 2007, the number and percentage of shares of Common Stock beneficially owned, directly or indirectly, by each of our directors, the Named Executive Officer and principal shareholders and by our current directors and executive officers as a group. The shares "beneficially owned" are determined under applicable Securities and Exchange Commission rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, principal shareholder or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of April 12, 2007. Each person in the table, except as noted has sole voting and investment powers over the shares beneficially owned.

                                          SHARES OF COMMON       PERCENTAGE OF
                                        STOCK BENEFICIALLY         OUTSTANDING
       NAME                                          OWNED        COMMON STOCK
       ----                                          -----        ------------
Umesh Patel                                     18,820,558  (1)         25.92%
680 Langsdorf Drive
Suite 203
Fullerton, CA  92831

Craig Nagasugi                                   1,650,000               2.27%
680 Langsdorf Drive
Suite 203
Fullerton, CA  92831

Al Jinnah                                        3,306,117               4.55%
680 Langsdorf Drive
Suite 203
Fullerton, CA  92831

Gregory Frazer                                      50,000               0.07%
680 Langsdorf Drive
Suite 203
Fullerton, CA  92831

Khalid Sheikh                                       50,000               0.07%
680 Langsdorf Drive
Suite 203
Fullerton, CA  92831

RENN Capital Group, Inc.                         7,032,752  (2)          9.69%
8080 N. Central Expressway
Suite 210 LB-59
Dallas, TX  75206

Faisel H. Khan                                   4,845,000               6.67%

Linear Group, LLC                                4,500,000               6.20%
1900 Avenue of The Stars
Suite 310
Los Angeles, CA 90067

CEDE & Co                                       15,198,550              20.93%
PO Box 222
Bowling Green Station
New York, NY 10274

All directors and executive                                             32.89%
officers as a group (2  individuals)

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

      During the year ended December 31, 2005, Messrs. Bhatti and Patel advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of December 31, 2006 of $431,048 is due to Messrs. Bhatti and Patel, which includes accrued interest.

ITEM 13. EXHIBITS

(a)   Exhibits

   EXHIBIT
    NUMBER
----------------  --------------------------------------------------------------

      3.1 Articles of Incorporation & Bylaws (a) Articles of Incorporation of the Registrant filed February 18, 1999 and
                  (b) By-Laws of the Company adopted March 12, 1999 (incorporated by reference to Exhibit 3 to the Registrant's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, filed with the SEC on November 5,
                  1999).

     3.1(a) Certificate of Amendment of Articles of Incorporation of the Registrant (incorporated by reference to Exhibit A of the Registrant's definitive information statement on Schedule 14C filed with the SEC on February 25, 2004).

      2.1 Agreement and Plan of Merger, dated as of January 16, 2004, by and among FreePCSQuote.Com, Inc., FPQT Acquisition Corporation and Digital Learning Institute, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on January 30, 2004).

      4.1 7.00% Convertible Debenture issued on February 27, 2004 to The Frost National Bank, Custodian FBO Renaissance US Growth Investment Trust PLC, Trust No. W00740100 (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed with the SEC on March 11, 2004).

      4.2 7.00% Convertible Debenture issued on February 27, 2004 to The Frost National Bank, Custodian FBO Renaissance Capital Growth & Income Fund III, Inc., Trust No. W00740000 (incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed with the SEC on March 11, 2004).

      4.3 7.00% Convertible Debenture issued on February 27, 2004 to HSBC Global Custody Nominee (U.K.) Limited, Designation No. 896414 (incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed with the SEC on March 11, 2004).

      10.1 Convertible Loan Agreement dated as of February 27, 2004, by and among Digital Learning Institute, Inc., FreePCSQoute.com, Inc., Digital Learning Management Corporation, Renaissance Capital Growth & Income Fund, III, Inc., Renaissance US Growth Investment Trust PLC, BFSUS Special Opportunities Trust PLC, and Renn Capital Group, Inc. (incorporated by reference to
                  Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on March 11, 2004).

      10.2 Exchange Agreement by and between Digital Learning Management Corporation and Changchun Yongxin Dirui Medical Co., Ltd dated December 21, 2006.

      14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant's Amendment No. 1 to its annual report on Form 10-KSB for the year ended December 31, 2003).

      16.1 Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant's current report on Form 8-K filed with the SEC on November 18, 2003).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The following table sets forth fees billed to us by our independent registered accounting firm, Kabani & Company during the fiscal years ended December 31, 2006 and 2005 for:
                  (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during 2006 and 2005.

                                December 31, 2006         December 31, 2005
                                -----------------         -----------------

Audit Fees                      $          30,000         $          90,830
Audit Related Fees              $               -         $               -
Tax Fees                        $               -         $               -
All Other Fees                  $               -         $               -

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGITAL LEARNING MANAGEMENT CORPORATION



                                        By: /s/ Umesh Patel
                                            ------------------------------------
                                            Umesh Patel
                                            Chairman, President and
                                            Chief Financial Officer and Director
Dated: April 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                     Title                              Date
    ---------                     -----                              ----


/s/ Umesh Patel         Chairman, President and                  April 12, 2007
---------------------   Chief Financial Officer,
Umesh Patel             (Principal executive, financial and
                        accounting officer) and director

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2006


                                    CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheet as of December 31, 2006                        F-3

   Consolidated Statements of Operations for the years ended
      December 31, 2006 and 2005                                             F-4

   Consolidated Statement of Stockholders' Deficit for the
      years ended December 31, 2006 and 2005                                 F-5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2006 and 2005                                             F-6

   Notes to Consolidated Financial Statements                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Learning Management Corporation
Fullerton, California

We have audited the accompanying consolidated balance sheet of Digital Learning Management Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Learning Management Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss for the year ended December 31, 2006 and at December 31, 2005, had a stockholders' deficit and a working capital deficit. In addition, the Company is in default on its convertible debentures. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 24, 2007

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                  DECEMBER 31,
                                                                     2006
                                                                ---------------

                                 ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                    $         4,252
                                                                ---------------
PROPERTY AND  EQUIPMENT, net                                             10,664
INTANGIBLE ASSETS, net                                                    2,580
                                                                ---------------
TOTAL ASSETS                                                    $        17,496
                                                                ===============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Convertible notes payable                                    $     3,000,000
   Accounts payable and accrued expenses                              1,729,220
   Accrued compensation                                               1,044,269
   Due to related party                                                 431,048
   Shares to be issued                                                   35,000
   Loan payable                                                          25,433
   Net liabilities of discontinued operations                           628,669
                                                                ---------------
TOTAL CURRENT LIABILITIES                                             6,893,638
                                                                ---------------

COMMITMENTS                                                                   -

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; 0 shares issued and outstanding                                -
   Common stock; $0.001 par value; 75,000,000 shares
   authorized; 65,862,072 shares issued and outstanding                  65,862
   Additional paid-in capital                                         3,458,069
   Prepaid consulting                                                   (27,500)
   Accumulated deficit                                              (10,372,574)
                                                                ---------------
TOTAL STOCKHOLDERS' DEFICIT                                          (6,876,143)
                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $        17,496
                                                                ===============

        The accompanying notes are an integral part of these consolidated financial statements

                        DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIRIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            FOR THE YEARS ENDED
                                                                                DECEMBER 31
                                                                           2006              2005
                                                                      --------------    --------------
NET REVENUES                                                          $      93,856     $     163,653

OPERATING EXPENSES
     Educational services                                                         -           135,481
     General and administrative                                             645,482         1,511,379
     Depreciation expense                                                    13,408            85,579
     Marketing and advertising                                                    -           121,359
     Impairment expense                                                           -           402,783
                                                                      --------------    --------------
             Total operating expenses                                       658,890         2,256,581

                                                                      --------------    --------------
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSES           (565,034)       (2,092,928)

Other income (expense)
     Other income                                                             3,682                 -
     Loss on settlement of debt                                            (148,750)                -
     Interest expense                                                      (559,271)         (570,101)
                                                                      --------------    --------------
             Total other income (expenses)                                 (704,339)         (570,101)

                                                                      --------------    --------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      (1,269,373)       (2,663,029)

DISCONTINUED OPERATIONS
     Gain/(Loss) from discontinued operations                                 3,413          (458,522)
                                                                      --------------    --------------

Loss before income tax                                                   (1,265,960)       (3,121,551)

Provision for taxes                                                             800                 -
                                                                      --------------    --------------
NET LOSS                                                              $  (1,266,760)    $  (3,121,551)
                                                                      ==============    ==============

EARNINGS(LOSS) PER SHARE - BASIC & DILUTED:
CONTINUING OPERATIONS                                                 $       (0.02)    $       (0.04)
                                                                      ==============    ==============
DISCONTINUED OPERATIONS                                               $        0.00     $       (0.01)
                                                                      ==============    ==============
NET LOSS                                                              $       (0.02)    $       (0.05)
                                                                      ==============    ==============

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK OUTSTANDING*                                             61,685,086        60,612,072
                                                                      ==============    ==============


         The accompanying notes are an integral part of these consolidated financial statements

*     Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

*     The basic and diluted net loss per share has been stated to retroactively effect 1:3 forward split in July, 2006.



                                   DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER 31, 2006 & 2005


                                                                  ADDITIONAL                                      TOTAL
                                           COMMON STOCK            PAID-IN        PREPAID       ACCUMULATED    STOCKHOLDERS'
                                        SHARES       AMOUNT         CAPITAL      CONSULTING       DEFICIT         DEFICIT
                                        ------       ------         -------      ----------       -------         -------

BALANCE, DECEMBER 31, 2004            60,612,072   $    60,612  $    3,171,569  $   (24,750)  $   (5,984,263) $  (2,776,832)

Issuance of shares for services                -             -               -            -                -              -

Amortization of prepaid consulting             -             -               -       24,750                -         24,750

Net loss                                       -             -               -            -       (3,121,551)    (3,121,551)
                                    ------------   -----------  --------------  ------------  ---------------  --------------

BALANCE, DECEMBER 31, 2005            60,612,072        60,612       3,171,569            -       (9,105,814)    (5,873,633)

Issuance of shares for services        4,000,000         4,000         219,000                             -        223,000

Issuance of shares for services                -             -               -      (27,500)               -        (27,500)

Issuance of shares for debt set        1,250,000         1,250          67,500            -                -         68,750

Net loss                                       -             -               -            -       (1,266,760)    (1,266,760)
                                    ------------   -----------  --------------  ------------  ---------------  --------------
BALANCE, DECEMBER 31, 2006            65,862,072   $    65,862  $    3,458,069  $   (27,500)  $  (10,372,574)  $  (6,876,143)
                                    ============   ===========  ==============  ============  ===============  ==============


                    The accompanying notes are an integral part of these consolidated financial statements



                              DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        FOR THE YEARS ENDED
                                                                                             DECEMBER 31
                                                                                -----------------------------------
                                                                                      2006               2005
                                                                                ----------------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (1,266,760)   $    (3,121,551)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                                             13,408             85,579
       Common stock issued for services rendered                                        223,000             35,000
       Bad debts                                                                         33,148                  -
       Amortization of prepaid consulting                                                     -             24,750
       (Gain)/Loss on settlement of debt                                                148,750                  -
       Writedown of assets                                                                    -            402,783
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 10,740            205,952
     Prepaid expenses                                                                   (27,500)            20,009
     Income tax refund receivable                                                             -            135,000
     Other current assets                                                                     -            132,826
     Accounts payable and accrued expenses                                              446,152            738,959
     Accounts payable, related party                                                     62,350            336,058
     Due to factor                                                                            -           (124,424)
     Accrued compensation                                                               338,850            513,219
     Unearned Revenue                                                                    (8,330)             8,330
                                                                                ----------------   ----------------
Net cash used in operating activities from continuing operations                        (26,192)          (607,510)
Net cash provided by (used in) operating activities of discontinued operations             (914)           386,299
                                                                                ----------------   ----------------
Net cash used in operating activities                                                   (27,106)          (221,211)
                                                                                ----------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of equipment and software development                                             -               (612)
                                                                                ----------------   ----------------
   Cash advanced to discontinued business                                                     -            (86,335)
                                                                                ----------------   ----------------
Net cash used in investing activities from continuing operations                              -            (86,947)
                                                                                ----------------   ----------------
Net cash used in investing activities                                                         -            (86,947)
                                                                                ----------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Loans raised                                                                          25,433                  -
                                                                                ----------------   ----------------
Net cash provided by financing activities from continuing operations                     25,433                  -
Net cash provided by financing activities of discontinued operations                          -            145,279
                                                                                ----------------   ----------------
Net cash provided by financing activities                                                25,433            145,279
                                                                                ----------------   ----------------

CHANGE IN CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS                                -             (2,056)

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,673)          (164,935)

CASH AND CASH EQUIVALENTS, Beginning of period                                            5,925            170,860
                                                                                ----------------   ----------------

CASH AND CASH EQUIVALENTS, End of period                                        $         4,252    $         5,925
                                                                                ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                $             -    $        28,915
                                                                                ================   ================
   Income taxes paid                                                            $             -    $             -
                                                                                ================   ================

   SUPPLEMENTAL DISCLOSURES OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

   Shares issued for settlement of debt                                         $        68,750    $             -
                                                                                ================   ================

               The accompanying notes are an integral part of these consolidated financial statements


                                                        F-6

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Digital Learning Management Corporation (the "Company" or "DGTL"), formerly FreePCSQuote.com, Inc. acquired Digital Learning Institute, Inc. on January 16, 2004 in a transaction accounted for as a reverse merger. The financial statements in the filings of FreePCSQuote.com, Inc. became those of Digital Learning Institute, Inc. In addition on March 19, 2004, FreePCSQuote.com, Inc. changed its name to Digital Learning Management Corporation. Thus, the historical financial statements are still those of "Digital Learning Institute, Inc."

On January 16, 2004, Digital Learning Institute, Inc. ("DLI"), FPQT Acquisition Corporation, a Nevada corporation ("Merger Sub") and FreePCSQuote.com, Inc., a publicly held Nevada corporation ("Free"), entered into an Agreement and Plan of Merger (the "Agreement"). Free, through its wholly-owned subsidiary, Merger Sub, acquired DLI in exchange for shares of Free's common stock (the "Merger"); 17,372,839 shares were issued to the stockholders of DLI and 300,000 shares were issued into escrow to cover indemnification obligations, if any, of DLI. Merger Sub was merged with and into DLI. The separate existence of Merger Sub ceased, and DLI continued as the surviving corporation (the "Surviving Corporation") under the name Digital Learning Institute, Inc. Immediately after the Merger was consummated and further to the Agreement, the controlling stockholder of Free cancelled 19,670,000 shares of Free's Common Stock held by him (the "Cancellation"). In addition, the Company issued an aggregate of 819,984 shares of its common stock to certain individuals identified by the Company's investment banker.

The stockholders of DLI as of the closing date of the Merger and after giving effect to the Cancellation, owned approximately 86.8% of the Company's common stock outstanding as of January 16, 2004. Each share of DLI's common stock (an aggregate of 5,000,000 shares) was converted into one share of the Company's common stock in the Merger at an exchange ratio of 1 to .441606 (the "Exchange Ratio").

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

NATURE OF BUSINESS

The Company is a provider of enterprise e-learning solutions and related services to the education industry, government agencies and corporate clients. Its patented Virtual University Appliance ("VU Appliance") is a hardware and software package, which incorporates its CourseMate Virtual University System.

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company operates post-secondary education training primarily in the business, information technology, telecommunications and other trade fields, offering certificates, degrees and college credits through strategic partners. Revenues generated from these schools consist primarily of tuition and fees paid by students or their employers, generally from public universities and large corporations. The Company did not have any operation from October 1, 2006 through December 31, 2006.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $1,266,760 for the year ended December 31, 2006, had an accumulated deficit of $10,372,574 and a working capital deficit of $6,854,386. In addition, the Company is in default on its convertible debenture obligations, its SEA subsidiary is in bankruptcy and it has closed its Global subsidiary. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is in the process of restructuring its capital structure (See note 12 for details).

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

BANKRUPTCY OF SUBSIDIARY

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. On January 12, 2006, SEA's bankruptcy petition was dismissed by the court due to failure of the debtor to appear before the court for examination. Any discharge entered in the case was vacated in entirety.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned entities, collectively referred to as "Company" or "DGTL". All significant inter-company transactions have been eliminated.

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

REVENUE RECOGNITION

Revenues from sales of the Company's VU Appliance include product, licensing of the product and professional services such as hosting, customization, training, courseware development and third party course license fees. Product revenues consist of bundled hard-software product sales, annual licensing fees, and client hosting engagement. The Company intends to sell its licenses, training and hosting services under annually renewable agreements, which the clients will generally pay annual fees in the beginning of the annual contract term. Billings from these revenues are recognized as deferred revenues and are then recognized ratably over the contract term. Product sale revenues are recognized upon the shipment of the product to customers.

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

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of our students to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student accounts receivable categories based upon historical bad debt experience. The Company generally writes-off accounts receivable balances deemed uncollectible as they are sent to collection agencies. As of December 31, 2006 the Company has an allowance for bad debts amounting $235,506, representing 100% of accounts receivable.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation expense is provided on a straight-line basis using estimated useful lives of 3-7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense was $13,408 and $85,579 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, the Company wrote off certain property and equipment that was not longer being used and took an impairment charge of $75,414.

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

FACILITIES

The Company leases office space owned by a related party as well as additional office space from unrelated parties. Rent expense was $33,338 and $140,655 for the years ended December 31, 2006 and 2005, respectively.

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

Four customers accounted for 96% and two customers accounted for 60% of sales during the years ended December 31, 2006 and 2005, respectively. The three customers accounted for 21% of accounts receivable at December 31, 2006.

The Company performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations, when necessary.

STOCK BASED COMPENSATION

THE COMPANY ADOPTED SFAS NO. 123-R EFFECTIVE JANUARY 1, 2006 USING THE MODIFIED PROSPECTIVE METHOD. UNDER THIS TRANSITION METHOD, STOCK COMPENSATION EXPENSE INCLUDES COMPENSATION EXPENSE FOR ALL STOCK-BASED COMPENSATION AWARDS GRANTED ON OR AFTER JANUARY 1,2006, BASED ON THE GRANT-DATE FAIR VALUE ESTIMATED IN ACCORDANCE WITH THE PROVISIONS OF SFAS NO. 123-R.

PRIOR TO JANUARY 1, 2006, THE COMPANY MEASURED STOCK COMPENSATION EXPENSE USING THE INTRINSIC VALUE METHOD OF ACCOUNTING IN ACCORDANCE WITH ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," AND RELATED INTERPRETATIONS (APB NO. 25) AND HAS OPTED FOR THE DISCLOSURE PROVISIONS OF SFAS NO. 123. THUS, EXPENSE WAS GENERALLY NOT RECOGNIZED FOR THE COMPANY'S EMPLOYEE STOCK OPTION AND PURCHASE PLANS.

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

THERE WERE NO OUTSTANDING AND UNVESTED STOCK OPTIONS AS OF DECEMBER 31, 2005. THE COMPANY DID NOT GRANT ANY NEW OPTIONS DURING THE YEAR ENDED DECEMBER 31, 2006.

VALUATION OF THE COMPANY'S COMMON STOCK

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes Model to estimate the fair market value.

SOFTWARE DEVELOPMENT COSTS

The Company has developed software to enable students to access and take online classes. The software development costs were expensed as research and development costs as incurred until the software reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). During the year ended December 31, 2005, the Company wrote off development costs and took an impairment charge of $327,369.

RECLASSIFICATION

Certain amounts reported in the Company's financial statements for the year ended December 31, 2005 have been reclassified to conform to current year presentations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

      a.    A brief description of the provisions of this Statement
      b.    The date that adoption is required
      c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has in the process of evaluating the impact of this pronouncement on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2006 consisted of the following:

       Computers and office equipment                            $   102,298

       Furniture and fixtures                                         11,550
                                                                -------------
                                                                     113,848

       Less accumulated depreciation                                (103,184)
                                                                -------------
                                                                 $    10,664
                                                                =============

The cost of intangible assets at December 31, 2006 consisted of the following:

       Software                                                  $    32,376

       Less accumulated amortization                                  29,796
                                                                -------------

                                                                 $     2,580
                                                                =============

The amortization schedule is as follows:

            2007             $2,580

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2006, accounts payable and accrued expenses, comprised of the following:

Accounts Payable                                $     595,893
Other accrued payables                                109,524
Sales tax payable                                      13,072
Accrued promotional expense                            11,121
Accrued interest                                      999,610
                                               --------------
Total                                               1,729,220

NOTE 4 - LOAN PAYABLE

Loan payable of $25,433 as of December 31, 2006 comprises of non- interest bearing, unsecured, due on demand advances from unrelated parties.

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 5 -ACCRUED COMPENSATION

As of December 31, 2006 the accrued compensation comprised of $1,044,269 of accrued employee and officer compensation.

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND THE RESULTING NON-CASH BENEFICIAL CONVERSION FEATURE CHARGE

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

The Company had accrued interest of $1,030,945 as of December 31, 2006. Interest expense on the notes for the years ended December 31, 2006 and 2005 amounted to $540,000 and $485,000, respectively.

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 7 - COMMON STOCK

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

Following is the summary of stock issuance activity during the year ended December 31, 2006 and 2005.

During the year ended December 31, 2006 the Company agreed with certain debtors to settle the outstanding debts, by issuing the shares of the Company. In that regard, the Company issued 3,500,000 shares for the settlement. These shares were recorded at the fair marked value of shares at the date of issuance. The Company recorded net loss on settlement of debt of $90,000.

The Company has prepaid consulting of $27,500 paid to consultant through issuance of 500,000 shares to be amortized over the period of service and recorded at the fair market value at the date of signing of agreement.

The Company also issued 1,250,000 shares to settle loan payable amounting to $10,000 and recorded $58,750 as loss on settlement of debt.

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company's common stock for services performed and to be performed. The stock was valued at $35,000, the fair market value of the stock on the date the agreement was signed. As of December 31, 2006 these shares are not yet issued and recorded as shares to be issued. The shares to be issued are being reflected under the current liabilities in the accompanying financial statements.

OPTIONS AND WARRANTS

The following table summarizes all warrants granted by the Company:

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                    WEIGHTED
                                                                    AVERAGE
                                                    WARRANTS        EXERCISE
                                                                     PRICE
                                                 ---------------  -------------

        Balance, December 31, 2005                    3,796,500    $     0.20
           Granted                                            -    $        -
                                                 ---------------

        Balance, December 31, 2006                    3,796,500    $     0.20
                                                 ===============

           Granted                                            -    $        -
                                                 ===============

        Exercisable, December 31, 2006                3,796,500    $     0.20
                                                 ===============

The weighted average remaining contractual life of warrants outstanding is 1.40 years at December 31, 2006. The exercise price of warrants outstanding at December 31, 2006 were as follows:

                    NUMBER OF           EXERCISE       INTRINSIC VALUE
                    WARRANTS             PRICE
                 --------------   -------------------------------------
                     1,230,000                $0.83       $        -
                     2,010,000                $0.15                -
                       150,000                $0.33                -
                       256,500                $0.67                -
                       150,000                $1.00                -
                 --------------
                     3,796,500                            $        -
                 ==============

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

       Deferred tax assets:
          Accrued compensation                                 $     392,645
          Accounts payable and accrued expenses                      650,187
          Accounts payable, related party                            162,074
          Net operating loss carry forwards                        1,265,374
          Less valuation allowance                                (2,470,280)
                                                              ---------------
                                                                          --
                                                              ---------------

The components of deferred income tax expense (benefit) are as follows:

                                               DECEMBER 31,     DECEMBER 31,
                                                   2006             2005
                                             ---------------  ---------------

       Property and equipment                 $    (128,265)   $     168,202
       Accrued compensation                        (163,116)        (157,920)
       Accounts receivable                          (16,502)         (77,438)
       Prepaid expense                                   --            7,523
       Accounts payable and accrued expense        (159,344)        (318,483)
       Accounts payable, related party             (145,453)          (4,468)
       Net operating loss carry forward            (476,302)        (375,600)
       Increase in valuation allowance            1,088,981          758,184
                                             ---------------  ---------------
       Income tax expense                     $          --    $          --
                                             ===============  ===============

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2006             2005
                                                ---------------  ---------------
       Tax benefit at federal statutory rates    $  (2,470,280)   $  (1,061,327)
       Depreciation expense                                  -             (461)
       California income tax expense                         -                -
       Meals and entertainment                               -                -
       Officers life insurance                               -            1,636
       Shell Acquisition Costs                               -                -
       Asset Impairment                                      -          188,542
       Accrual to cash conversion                    1,204,906          520,071
       Beneficial Conversion Feature                         -                -
       Stock based compensation                              -           11,900
       Net operating loss carry forward              1,265,374          339,639
                                                ---------------  ---------------
       Income tax (benefit) expense              $           -    $           -
                                                ===============  ===============

At December 31, 2006, the Company has provided a valuation allowance for the deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not. The net change in valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $1,712,096 and $758,184. Net operating loss carry forwards of approximately $3,400,000 expire starting in 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two of the Company's officers advanced the Company $324,175 to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. As of December 31, 2006 of $431,048 is due to these two officers of the Company, which includes accrued interest.

Interest expense of $19,450 and $11,883 was recorded on the related party payables during the years ended December 31, 2006 and 2005.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

As of December 31, 2006, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA's petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

CONTRACTS

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

On April 27, 2005, Global Computer Systems, Inc. settled its litigation with its landlord. Global has agreed to pay the equivalent of two months rent and to vacate the rented premises. The cost of the settlement was $24,950 and is payable in four monthly installments commencing May 20, 2005. The Company has not made any of these payments

LEASES

The Company currently leases office space in Fullerton, California on a month-to-month basis.

NOTE 11 - DISCONTINUED OPERATIONS

On March 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Statement of operations information for SEA and Global for the years ended December 31, 2006 and 2005 are below:

                                                Years Ended December 31,
                                          ------------------------------------
                                                  2006             2005
                                             -------------    -------------
    Revenue                                  $           -    $      38,144
    Operating expenses                                   -          495,344
    Interest expense                                     -            1,322
    Other income                                     3,413                -
    Net income (loss)                                3,413         (458,522)

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Balance Sheet information for SEA and Global as of December 31, 2006 is as follows:

                                                           December 31,
                                                               2006
                                                          --------------
          Total assets                                     $          -

          Liabilities:
             Accounts payable                              $    227,422
             Accrued expenses                                   238,581
             Notes payable                                      162,666
                                                          --------------
          Total liabilities                                $    628,669
                                                          --------------

          Net liabilities of discontinued operations       $    628,669
                                                          ==============

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

NOTE 11 - EARNINGS PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2006 and 2005 were 3,795,000 and 3,795,000, respectively.

NOTE 12 - SUBSEQUENT EVENTS

The board of directors on December 21, 2006 adopted a resolution, by unanimous written consent, to approve and ratify entering into a Share Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd, a China corporation ("Yongxin") and its shareholders, pursuant to which the parties agreed that the Company will acquire all of the issued and outstanding shares of stock of Yongxin in exchange for the issuance in the aggregate of 51,000,000 of the Company's shares of common stock to the shareholders. Yongxin's wholly-owned subsidiary, Jilin province Yongxin Chain Drugstore Ltd, is a company formed under the laws of the People's Republic of China. Yongxin and its subsidiary are hereafter referred to as "Yongxin".

The closing of the transaction is subject to numerous preconditions. As a result of the preconditions to Closing, a Closing date has not been set.