Form 10QSB
period 2007-03-31
Digital Learning Management CO
filed 2007-05-15
CIK 1087848

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26293

                     DIGITAL LEARNING MANAGEMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                                    20-1661391
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

          680 LANGSDORF DRIVE, SUITE 203                           92831
              FULLERTON, CALIFORNIA                              (Zip Code)
     (Address of principal executive offices)

                                 (310) 921-3444
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

There were 65,862,072 shares outstanding of registrant's Common Stock, par value $.001 per share, as of May 15, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                     DIGITAL LEARNING MANAGEMENT CORPORATION
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

     a.   Unaudited Consolidated Balance Sheet as of March 31, 2007            3

     b.   Unaudited Consolidated Statements of Operations for the
          three month periods ended March 31, 2007 and 2006                    4

     c.   Unaudited Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 2007 and 2006                    5

     d.   Notes to Unaudited Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.Exhibits

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                          Unaudited

                                                                                  MARCH
                                                                                31, 2007
                                                                               ------------
                                           ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                  $      2,429
    Accounts receivable, net of allowance for doubtful accounts of $235,506          14,015
                                                                               ------------
         TOTAL CURRENT ASSETS                                                        16,444

PROPERTY AND  EQUIPMENT, net                                                          8,300

INTANGIBLE ASSETS, net                                                                1,785
                                                                               ------------
                                                                               $     26,529
                                                                               ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Convertible notes payable                                                  $  3,000,000
    Accounts payable and accrued expenses                                         1,939,485
    Accrued compensation                                                          1,138,819
    Due to related party                                                            375,380
    Shares to be issued                                                              35,000
    Loan payable                                                                     40,238
    Net liabilities of discontinued operations                                      628,861
                                                                               ------------
        TOTAL CURRENT LIABILITIES                                                 7,157,781
                                                                               ------------

STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; 0 shares issued and outstanding                                          --
    Common stock; $0.001 par value; 75,000,000 shares
    authorized; 65,862,072 shares issued and outstanding                             65,862
    Additional paid-in capital                                                    3,458,069
    Prepaid consulting                                                              (27,500)
    Accumulated deficit                                                         (10,627,683)
                                                                               ------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (7,131,252)
                                                                               ------------
                                                                               $     26,529
                                                                               ============


 The accompanying notes are an integral part of these unauited consolidated financial statements




                             DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Unaudited



                                                                                 FOR THE THREE MONTH PERIODS ENDED
                                                                                             MARCH 31,
                                                                                       2007             2006
                                                                                   ------------     ------------

Net revenues                                                                       $     14,018     $     52,102

Operating expenses
General and administrative                                                              125,039          161,537
Depreciation expense                                                                      3,159            3,757
                                                                                   ------------     ------------
   Total operating expenses                                                             128,198          165,294
                                                                                   ------------     ------------
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSES                       (114,179)        (113,192)

Other expense
Interest expense                                                                       (139,938)        (140,512)
                                                                                   ------------     ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS        (254,117)        (253,704)

DISCONTINUED OPERATIONS
 Income/(Loss) from discontinued operations                                                (192)           1,793
                                                                                   ------------     ------------

Loss before income tax                                                                 (254,309)        (251,911)

Provision for taxes                                                                         800              800
                                                                                   ------------     ------------
NET LOSS                                                                           $   (255,109)    $   (252,711)
                                                                                   ============     ============

LOSS FROM CONTINUING OPERATIONS                                                    $      (0.00)    $      (0.00)
                                                                                   ============     ============
EARNINGS(LOSS) FROM DISCONTINUED OPERATIONS                                        $      (0.00)    $       0.00
                                                                                   ============     ============
LOSS PER SHARE BASIC AND DILUTED*                                                  $      (0.00)    $      (0.00)
                                                                                   ============     ============

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                                        66,512,072       60,618,738
                                                                                   ============     ============


         The accompanying notes are an integral part of these unauited consolidated financial statements

*        Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
*        The basic and diluted net loss per share has been stated to retroactively effect 1:3 forward split in
         July, 2006.





                         DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 UNAUDITED

                                                                             FOR THE THREE MONTH PERIODS ENDED
                                                                                         MARCH 31
                                                                                    2007           2006
                                                                                  ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(255,109)    $(252,711)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization expense                                          3,159         3,757
       Common stock issued for services rendered                                         --        36,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                             (14,015)        8,299
    Accounts payable and accrued expenses                                           210,263       132,941
    Accounts payable, related party                                                 (55,668)        4,863
    Accrued compensation                                                             94,550        68,400
    Unearned Revenue                                                                     --          (551)
                                                                                  ---------     ---------
Net cash provided by (used in) operating activities from continuing operations      (16,820)          998
Net cash used in operating activities of discontinued operations                        192        (1,793)
                                                                                  ---------     ---------
Net cash used in operating activities                                               (16,628)         (795)
                                                                                  ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Loans received                                                                     14,805            --
                                                                                  ---------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,823)         (795)

CASH AND CASH EQUIVALENTS, Beginning of period                                        4,252         5,925
                                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS, End of period                                          $   2,429     $   5,130
                                                                                  =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                                                   $      --     $      --
                                                                                  =========     =========
  Income taxes paid                                                               $      --     $      --
                                                                                  =========     =========



      The accompanying notes are an integral part of these unauited consolidated financial statements


                                                    5

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by Digital Learning Management Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization
------------

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

Stock split
-----------

In March 2004, the Company enacted a 7.8680269-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment. In July 2006, the Company enacted a 3-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

Nature of Business
------------------

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $255,109 for the three months ended March 31, 2007. As of March 31, 2007, the Company had an accumulated deficit of $10,627,683 and a working capital deficit of $7,141,337. In addition, the Company is in default on its convertible debenture obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Bankruptcy of Subsidiary
------------------------

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

Use of Estimates
----------------

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

Revenue Recognition
-------------------

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

Earnings Per Common Share
-------------------------

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive. At March 31, 2007, the Company had a total of 3,796,500 of warrants and options outstanding restated for the 3-for-1 forward stock split.

Stock Options
-------------

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2007.

Reclassifications
-----------------

Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

Recent Pronouncements
---------------------

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

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

      1.    A brief description of the provisions of this Statement
      2.    The date that adoption is required
      3. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements. In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The cost of property and equipment at March 31, 2007 consisted of the following:

Computers and office equipment                                        $ 102,298
Furniture and fixtures                                                   11,550
                                                                      ---------
                                                                        113,848
Less accumulated depreciation                                          (105,548)
                                                                      ---------
                                                                      $   8,300
                                                                      =========

The cost of intangible assets at March 31, 2007 consisted of the following:

Software                                                              $  32,376
Less accumulated depreciation                                           (30,591)
                                                                      ---------
                                                                      $   1,785
                                                                      =========

Depreciation and amortization expense for the three month period ended March 31, 2007 and 2006 is $3,159 and $3,757 respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2007, accounts payable and accrued expenses, comprised of the following:

Accounts Payable                                                      $  597,302
Other accrued payables                                                   115,771
Sales tax payable                                                         13,072
Accrued promotional expense                                               11,123
Accrued interest                                                       1,202,217
                                                                      ----------
Total                                                                 $1,939,485
                                                                      ==========

NOTE 4 - LOAN PAYABLE

Loan payable of $40,238 as of March 31, 2007 comprises of non- interest bearing, unsecured, due on demand advances from unrelated parties.

NOTE 5 -ACCRUED COMPENSATION

As of March 31, 2007 the accrued compensation comprised of $1,138,819 of accrued employee and officer compensation.


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

The Company had accrued interest due of $1,165,945 on these debentures as of March 31, 2007. Interest expense for the three month periods ended March 31, 2007 and 2006 are $135,000 and $135,000 respectively.

NOTE 7 - COMMON STOCK

The Company did not issue any stock during the three month period ended March 31, 2007.

On March 30, 2006, the Company issued to a financial consultant 200,000 shares of the Company's common stock for services rendered. The stock was valued at $36,000, the fair market value of the stock on the date the stock was issued.

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company's common stock for services performed and to be performed. The stock was valued at $35,000, the fair market value of the stock on the date the agreement was signed. As of March 31, 2007 these shares are not yet issued and recorded as shares to be issued. The shares to be issued are being reflected under the current liabilities in the accompanying financial statements.

Options and Warrants

The following table summarizes all warrants granted by the Company:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                       WARRANTS         EXERCISE
                                                                         PRICE
                                                      -----------      ---------

Balance, December 31, 2006                              3,796,500      $   0.20
   Granted                                                     --      $     --
                                                                       --------
Exercisable, March 31, 2007                             3,796,500      $   0.20
                                                                       ========

The weighted average remaining contractual life of warrants outstanding is 1.15 years at March 31, 2007. The exercise price of warrants outstanding at March 31, 2007 was as follows:

     NUMBER OF                     EXERCISE          INTRINSIC VALUE
      WARRANTS                       PRICE
---------------------        --------------------- --------------------

           1,230,000                        $0.83             $      --
           2,010,000                        $0.15                    --
             150,000                        $0.33                    --
             256,500                        $0.67                    --
             150,000                        $1.00                    --
---------------------
          3,796,500                                           $      --
=====================

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two of the Company's officers advanced the Company money to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. During the three month period ended March 31, 2007 one of the two officers advanced the Company another $7,000. As of March 31, 2007 $375,380 is due to these two officers of the Company. Accrued interest on the notes as of March 31, 2007 amounted to $36,272. Interest expense on these advances for the three month periods ended March 31, 2007 and 2006 are $4,938 and $4,863 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

As of March 31, 2007, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA's petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc.

Contracts
---------

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

Statement of operations information for SEA and Global for the three month periods ended March 31, 2007 and 2006 are below:

                                             Three Month Periods Ended March 31,
                                             -----------------------------------
                                                2007                  2006
                                             ----------            ----------
Revenue                                      $       --            $       --
Operating expenses                                  192                    --
Interest expense                                     --                    --
Other income                                         --                 1,793
Net income (loss)                                  (192)                1,793

Balance Sheet information for SEA and Global as of March 31, 2007 is as follows:

                                                                  March 31, 2007
                                                                  --------------
Assets:
      Cash                                                           $     22

Liabilities:
      Accounts payable                                               $227,636
      Accrued expenses                                                238,581
      Notes payable                                                   162,666
                                                                     --------
Total liabilities                                                    $628,883
                                                                     --------

Net liabilities of discontinued operations                           $628,861
                                                                     ========

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006

REVENUES

Revenues decreased by $38,084 or 73.09% to $14,018 for the three months ended March 31, 2007 from $52,102 for the three months ended March 31, 2006. The decrease was due a decrease in the sales of our University Appliance ("VU Appliance") hardware and software packages.

OPERATING EXPENSES

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $37,096 or 22.44% to $128,198 for the three months ended March 31, 2007 from $165,294 for the three months ended March 31, 2006. The decrease is principally due to a decrease in general and administrative expenses. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $36,498 or 22.59% to $125,039 for the three months ended March 31, 2007 from $161,537 for the three months ended March 31, 2006. The decrease was primarily due to our corporate downsizing.

LOSS FROM OPERATIONS. Loss from operations was $114,179 for the three months ended March 31, 2007, as compared to $113,192 for the three months ended March 31, 2006. The increase in loss from operations resulted primarily from the decrease in revenues in 2007.

INTEREST EXPENSE. Interest expenses decreased by $574 to $139,938 for the three months ended March 31, 2007 from $140,512 for the three months ended March 31, 2006. There is no significant change in the interest expense.


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

Statement of operations information for SEA and Global for the three months ended March 31, 2007 and 2006 are below:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                   2007                  2006
                                                ----------            ----------
Revenue                                         $       --            $       --
Operating expenses                                     192                    --
Interest expense                                        --                    --
Other income                                            --                 1,793
Net income (loss)                                     (192)                1,793

Balance Sheet information for SEA and Global as of March 31, 2007 is as follows:

                                                                  March 31, 2007
                                                                  --------------
Assets:
      Cash                                                           $     22

Liabilities:
      Accounts payable                                               $227,636
      Accrued expenses                                                238,581
      Notes payable                                                   162,666
                                                                     --------
Total liabilities                                                    $628,883
                                                                     --------

Net liabilities of discontinued operations                           $628,861
                                                                     ========

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

Our revenues normally fluctuate as a result of seasonal variations in our business. We expect quarterly fluctuations in operating results as a result of many factors and operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of March 31, 2007 we had cash and cash equivalents of $2,429.

Cash flows used in operating activities amounted to $16,628 for the three months ended March 31, 2007 compared to $795 for the three months ended March 31, 2006. The increase is due to the decrease in payables and increase in receivables during the three months ended March 31, 2007.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of March 31, 2007.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Date: May 15, 2007                 DIGITAL LEARNING MANAGEMENT CORPORATION


                                   /s/ Umesh Patel
                                   ---------------------------------------------
                                   Umesh Patel
                                   Chairman, President, Chief Financial Officer
                                     and Director