Form 10QSB
period 2007-06-30
Digital Learning Management CO
filed 2007-08-20
CIK 1087848

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                     DIGITAL LEARNING MANAGEMENT CORPORATION
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited):

         a.   Unaudited Consolidated Balance Sheet as of June 30, 2007         3

         b.   Unaudited Consolidated Statements of Operations for the three
              month and six month periods ended June 30, 2007 and 2006         4

         c.   Unaudited Consolidated Statements of Cash Flows for
              the six month periods ended June 30, 2007 and 2006               5

         d.   Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition          16
         and Results of Operations

Item 3.  Controls and Procedures                                              22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    23

Item 6.  Exhibits                                                             23

Signatures                                                                    24

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                       JUNE
                                                                     30, 2007
                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $      9,868

PROPERTY AND  EQUIPMENT, net                                              5,910

INTANGIBLE ASSETS, net                                                      980
                                                                   ------------
TOTAL ASSETS                                                       $     16,758
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Convertible notes payable                                       $  3,000,000
   Accounts payable and accrued expenses                              2,072,639
   Accrued compensation                                               1,229,119
   Due to related party                                                 381,380
   Shares to be issued                                                   35,000
   Loan payable                                                          50,238
   Net liabilities of discontinued operations                           628,831
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             7,397,205
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value; 5,000,000 shares
   authorized; 0 shares issued and outstanding                               --
   Common stock; $0.001 par value; 75,000,000 shares
   authorized; 66,012,072 shares issued and outstanding                  65,862
   Additional paid-in capital                                         3,458,069
   Accumulated deficit                                              (10,904,378)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (7,380,447)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     16,758
                                                                   ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements



                    DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)


                                                  FOR THE THREE MONTH PERIODS ENDED   FOR THE SIX MONTH PERIODS ENDED
                                                                JUNE 30                          JUNE 30
                                                          2007            2006              2007            2006
                                                      ------------    ------------      ------------    ------------

NET REVENUES                                          $     29,995    $     12,023      $     44,013    $     64,125

OPERATING EXPENSES
        General and administrative                         167,693         146,388           292,732         307,925
        Depreciation expense                                 3,195           3,193             6,354           6,950
                                                      ------------    ------------      ------------    ------------
                Total operating expenses                   170,888         149,581           299,086         314,875

                                                      ------------    ------------      ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME
AND EXPENSES                                              (140,893)       (137,558)         (255,073)       (250,750)

Other income (expense)
        Interest expense                                  (137,831)       (139,033)         (277,769)       (279,545)
                                                      ------------    ------------      ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND DISCONTINUED OPERATIONS                               (278,724)       (276,591)         (532,842)       (530,294)

DISCONTINUED OPERATIONS
         Income from discontinued operations                 2,030             946             1,838           2,739
                                                      ------------    ------------      ------------    ------------

Loss before income tax                                    (276,694)       (275,644)         (531,004)       (527,555)

Provision for taxes                                             --              --               800             800
                                                      ------------    ------------      ------------    ------------
NET LOSS                                              $   (276,694)   $   (275,644)     $   (531,804)   $   (528,355)
                                                      ============    ============      ============    ============

LOSS PER SHARE FROM CONTINUING OPERATIONS             $     (0.004)   $     (0.005)     $     (0.008)   $     (0.009)
                                                      ============    ============      ============    ============
EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS       $      0.000    $      0.000      $      0.000    $      0.000
                                                      ============    ============      ============    ============
LOSS PER SHARE BASIC AND DILUTED*                     $     (0.004)   $     (0.005)     $     (0.008)   $     (0.009)
                                                      ============    ============      ============    ============
BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                           65,862,072      61,027,457        65,862,072      60,820,912
                                                      ============    ============      ============    ============

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




            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         FOR THE SIX MONTH PERIODS ENDED
                                                                    JUNE 30
                                                                2007         2006
                                                             ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                   $(531,804)   $(528,355)
  Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization expense                      6,354        6,950
      Common stock issued for services rendered                              36,000
      Bad debts                                                              13,800
      Amortization of prepaid consulting                        27,500
  Changes in operating assets and liabilities:
    Accounts receivable                                             --       30,088
    Accounts payable and accrued expenses                      343,417      286,090
    Accounts payable, related party                            (49,668)       9,408
    Accrued compensation                                       184,850      143,050
    Unearned Revenue                                                --        7,745
                                                             ---------    ---------
Net cash provided by (used in) operating activities
  from continuing operations                                   (19,351)       4,776
Net cash provided by (used in) operating activities
  of discontinued operations                                       162       (1,731)
                                                             ---------    ---------
Net cash provided by (used in) operating activities            (19,189)       3,045
                                                             ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Loans raised                                                  24,805           --
  Advances from officers                                            --       20,000
                                                             ---------    ---------
Net cash provided by financing activities                       24,805       20,000
                                                             ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                            5,616       23,045

CASH AND CASH EQUIVALENTS, Beginning of period                   4,252        5,925
                                                             ---------    ---------

CASH AND CASH EQUIVALENTS, End of period                     $   9,868    $  28,970
                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                              $      --    $      --
                                                             =========    =========
  Income taxes paid                                          $      --    $      --
                                                             =========    =========

         The accompanying notes are an integral part of these unaudited consolidated financial statements


            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by Digital Learning Management Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization
------------

Digital Learning Management Corporation (the "Company" or "DGTL"), formerly FreePCSQuote.com, Inc. acquired Digital Learning Institute, Inc. on January 16, 2004 in a transaction accounted for as a reverse merger. The financial statements in the filings of FreePCSQuote.com, Inc. became those of Digital Learning Institute, Inc. In addition on June 19, 2004, FreePCSQuote.com, Inc. changed its name to Digital Learning Management Corporation. Thus, the historical financial statements are still those of "Digital Learning Institute, Inc."

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of DLI own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of DLI became the directors and executive officers of the Company.

Stock split
-----------

In June 2004, the Company enacted a 7.8680269-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment. In July 2006, the Company enacted a 3-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

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

DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA") on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended June 30, 2004 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI. SEA filed for bankruptcy in June of 2005 and is being accounted for as a discontinued operation. The bankruptcy was dismissed by the court in January, 2006.

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $504,304 for the six months ended June 30, 2007. As of June 30, 2007, the Company had an accumulated deficit of $10,876,878 and a working capital deficit of $7,387,337. In addition, the Company is in default on its convertible debenture obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 15, 2007, the Company entered into an Amended Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd, a China corporation ("Yongxin") and all of the shareholders of Yongxin.

In accordance with the Amended Exchange Agreement, and subject to certain preconditions to Closing, including the completion of an approximate 1:12 reverse split, appropriate shareholder consents, the filing of necessary disclosures with the Securities and Exchange Commission, and the settlement of certain debt, Digital agreed to issue 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin shareholders or their designees, representing, immediately following closing, 79% of the total issued and outstanding shares of common stock and voting rights of approximately 85% of the total voting rights of the Company.

Yongxin would remain a wholly owned operating subsidiary of the Company following Closing and the acquisition will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Yongxin will obtain the control of the consolidated entity..

As a result of the numerous preconditions to Closing, a Closing date has not been set.

Bankruptcy of Subsidiary
------------------------

On June 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. On January 12, 2006, SEA's bankruptcy petition was dismissed by the court due to failure of the debtor to appear before the court for examination. Any discharge entered in the case was vacated in entirety

Use of Estimates
----------------

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

Earnings Per Common Share
-------------------------

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive. At June 30, 2007, the Company had a total of 3,796,500 of warrants and options outstanding restated for the 3-for-1 forward stock split.

Stock Options
-------------

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2007.

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

NOTE 2 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The cost of property and equipment at June 30, 2007 consisted of the following:


             Computers and office equipment                           $ 102,298
             Furniture and fixtures                                      11,550
                                                                      ---------
                                                                        113,848
             Less accumulated depreciation                             (107,938)
                                                                      ---------
                                                                      $   5,910
                                                                      =========

The cost of intangible assets at June 30, 2007 consisted of the following:

             Software                                                 $  32,376
             Less accumulated depreciation                              (31,396)
                                                                      ---------
                                                                      $     980
                                                                      =========

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2007, accounts payable and accrued expenses, comprised of the following:

Accounts Payable                                                      $  592,623
Other accrued payables                                                   115,775
Sales tax payable                                                         13,072
Accrued promotional expense                                               11,121
Accrued interest                                                       1,340,048
                                                                      ----------
Total                                                                  2,072,639


NOTE 4 - LOAN PAYABLE

Loan payable of $50,238 as of June 30, 2007 comprises of non- interest bearing, unsecured, due on demand advances from unrelated parties.


NOTE 5 -ACCRUED COMPENSATION

As of June 30, 2007 the accrued compensation comprised of $1,229,119 of accrued employee and officer compensation.


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

The Company had accrued interest due of $1,300,945 on these debentures as of June 30, 2007. Interest expense for the three month and six month periods ended June 30, 2007 are $135,000 and $270,000 respectively. Interest expense for the three month and six month periods ended June 30, 2006 are $135,000 and $270,000 respectively.


NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------

On May 25, 2007, the Company Board of Directors approved the filing of a Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock with the state of Delaware, which certificate of designation designated 5,000,000 shares of Series A Preferred Stock. The Company intends to issue the stock in accordance with and upon the Closing of the Amended Share Exchange Agreement.

Each share of series A convertible preferred stock entitles the holder thereof to six (6) votes at any meeting of shareholders or any action by written consent of shareholders.

The holder of any share or shares of Series A Convertible Preferred Stock shall have the right, at its option, (i) at any time hereafter (except that upon any liquidation of the Corporation, the right of conversion shall terminate at the close of business on the business day fixed for payment of the amount distributable on the Series A Convertible Preferred Stock) to convert, in each of the three succeeding periods as set forth herein, any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on a six (6) for one (1) basis subject to the limitations herein. No more than 1,666,666 of the Series A Convertible Preferred Stock may be converted in each of the three periods following the date hereof. The conversion formula is conditioned on the Corporation earning no less than 3 million dollars of net income in for the fiscal year end March 31, 2008; $4 million dollars of net income in the fiscal year end March 31, 2009 and $5 million dollars of net income in the fiscal year end March 31, 2010. In the event that in any of the three fiscal years, the Corporation earns less than required net income amounts for conversion, then the conversion right shall be proportionately reduced by the amount of the shortfall below the required net income amount, with the "catch-up" right to convert additional shares to the extent that the net income exceeds 3 million; 4 million and 5 million dollars in each of the three consecutive years. In no event shall this conversion right allow for the conversion of the Series A Preferred Stock into more than 6 common shares for each share of Series A Preferred Stock over the course of the aforementioned three calendar years. The net income requirements shall be based upon an audit of the revenues for each fiscal year. All conversions shall be made within 30 days of the completion of such audit.

The Series A Convertible Preferred Stock shall not earn or be entitled to any dividends until the right to convert has expired. Beginning upon the date of expiration of such conversion rights, each share of issued and outstanding Series A Convertible Preferred Stock shall be entitled to a preferential dividend at the rate of ten cents ($.10) per annum. Dividends on the Series A Convertible Preferred Stock shall accrue on the dates stated above and shall be paid from time to time as determined by the Board of Directors when and if such payment is legally acceptable in accordance with the Delaware General Corporations Law, and shall be in preference to and have priority over dividends upon the Common Stock and all other shares junior to the Series A Convertible Preferred Stock.

COMMON STOCK
------------

The Company did not issue any stock during the six month period ended June 30, 2007.

On June 30, 2006, the Company issued to a financial consultant 200,000 shares of the Company's common stock for services rendered. The stock was valued at $36,000, the fair market value of the stock on the date the stock was issued.

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company's common stock for services performed and to be performed. The stock was valued at $35,000, the fair market value of the stock on the date the agreement was signed. As of June 30, 2007 these shares are not yet issued and recorded as shares to be issued. The shares to be issued are being reflected under the current liabilities in the accompanying financial statements.

WARRANTS
--------

The following table summarizes all warrants granted by the Company:

                                                           WEIGHTED
                                                           AVERAGE     AGGREGATE
                                                           EXERCISE    INTRINSIC
                                             WARRANTS        PRICE        VALUE
                                           -------------   ---------   ---------

Balance, December 31, 2006                   3,796,500     $   0.20    $      --
   Granted                                          --     $     --
                                           ===========
Balance, June 30, 2007                       3,796,500     $   0.20    $      --


         The weighted average remaining contractual life of warrants outstanding is 0.9 years at June 30, 2007. The exercise price of warrants outstanding at June 30, 2007 was as follows:

     Outstanding Warrants                                    Exercisable Warrants
------------------------------                    -------------------------------------------
 Range of Exercise   Number    Average Remaining  Average Exercise    Number      Average
       Price                   Contractual Life         Price                  Exercise Price
------------------ ----------- ------------------ ----------------- ---------- --------------
    $0.15-$1.00     3,796,500      0.9 years            $0.20       3,796,500      $0.20


NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two of the Company's officers advanced the Company money to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. During the six month period ended June 30, 2007 one of the two officers advanced the Company another $13,000. As of June 30, 2007 $381,380 is due to these two officers of the Company. Accrued interest on the notes as of June 30, 2007 amounted to $39,102. Interest expense on these advances for the three month and six month periods ended June 30, 2007 are $2,830 and $7,768 respectively. Interest expense on these advances for the three month and six month periods ended June 30, 2006 are $4,863 and $9,725 respectively


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

As of June 30, 2007, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA's petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc.

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

Leases
------

The Company currently leases office space in Fullerton, California on a month-to-month basis.

NOTE 10 - DISCONTINUED OPERATIONS

On June 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Statement of operations information for SEA and Global for the three month and six month periods ended June 30, 2007 and 2006 are below:

                                                          Three Month Periods
                                                             Ended June 30,
                                                        ------------------------
                                                         2007              2006
                                                        ------            ------
            Revenue                                     $   --            $   --
            Operating expenses                              --                --
            Interest expense                                --                --
            Other income                                 2,030               946
            Net income                                   2,030               946

                                                             Six Month Periods
                                                             Ended June 30,
                                                        ------------------------
                                                         2007              2006
                                                        ------            ------
            Revenue                                     $   --            $   --
            Operating expenses                              --                --
            Interest expense                                --                --
            Other income                                 1,838             2,739
            Net income                                   1,838             2,739

Balance Sheet information for SEA and Global as of June 30, 2007 is as follows:

                                                                        June 30,
                                                                          2007
                                                                        --------
            Assets:
                  Cash                                                  $     52

            Liabilities:
                  Accounts payable                                      $227,636
                  Accrued expenses                                       238,581
                  Notes payable                                          162,666
                                                                        --------
            Total liabilities                                           $628,883
                                                                        --------

            Net liabilities of discontinued operations                  $628,831
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

CHANGE IN BUSINESS STRATEGY AND RECENT EVENTS

Effective June 16, 2005, the Company decided to discontinue its vocational schools and will no longer pursue acquisitions of accredited vocational schools and campuses going forward. The Company will continue to focus on its online e-Learning systems and related services strategy, with sales and services focused around its VU Appliance product, training and education.

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


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006

REVENUES

Revenues decreased by $20,112 or 31.36% to $44,013 for the six months ended June 30, 2007 from $64,125 for the six months ended June 30, 2006. The decrease was due a decrease in the sales of our University Appliance ("VU Appliance") hardware and software packages.

OPERATING EXPENSES

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $15,789 or 5.01% to $299,086 for the six months ended June 30, 2007 from $314,875 for the six months ended June 30, 2006. The decrease is principally due to a decrease in general and administrative expenses. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $15,193 or 4.93% to $292,732 for the six months ended June 30, 2007 from $307,925 for the six months ended June 30, 2006. The decrease was primarily due to our corporate downsizing.

LOSS FROM OPERATIONS. Loss from operations was $255,073 for the six months ended June 30, 2007, as compared to $250,750 for the six months ended June 30, 2006. The increase in loss from operations resulted primarily from the decrease in revenues in 2007.

INTEREST EXPENSE. Interest expenses decreased by $1,776 to $277,769 for the six months ended June 30, 2007 from $279,545 for the six months ended June 30, 2006. There is no significant change in the interest expense.


DISCONTINUED OPERATIONS

On June 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. Also, in June 2005, the Company divided to discontinue the operations of Global. SEA and Global are presented in the accompanying financial statements as discontinued operations.

Statement of operations information for SEA and Global for the six months ended June 30, 2007 and 2006 are below:

                                                     Six Months Ended June 30,
                                                 -------------------------------
                                                    2007                 2006
                                                 ----------           ----------
            Revenue                              $       --           $       --
            Operating expenses                           --                   --
            Interest expense                             --                   --
            Other income                              1,838                2,739
            Net income                                1,838                2,739

Balance Sheet information for SEA and Global as of June 30, 2007 is as follows:

                                                                   June 30, 2007
                                                                   -------------
           Assets:
                 Cash                                              $          52

           Liabilities:
                 Accounts payable                                  $     227,636
                 Accrued expenses                                        238,581
                 Notes payable                                           162,666
                                                                   -------------
           Total liabilities                                       $     628,883
                                                                   -------------

           Net liabilities of discontinued operations              $     628,831
                                                                   =============

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30,
2006

REVENUES

Revenues increased by $17,972 or 149.48% to $29,995 for the three months ended June 30, 2007 from $12,023 for the three months ended June 30, 2006. The increase was due an increase in the sales of our University Appliance ("VU Appliance") hardware and software packages.

OPERATING EXPENSES

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses increased by 21,307 or 14.24% to $170,888 for the three months ended June 30, 2007 from $149,481 for the three months ended June 30, 2006. The decrease is principally due to a decrease in general and administrative expenses. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses increased by $21,305 or 14.55% to $167,693 for the three months ended June 30, 2007 from $146,388 for the three months ended June 30, 2006. The decrease was primarily due to our corporate downsizing.

LOSS FROM OPERATIONS. Loss from operations was $140,893 for the three months ended June 30, 2007, as compared to $137,558 for the three months ended June 30, 2006. The decrease in loss from operations resulted primarily from the increase in revenues in 2007.

INTEREST EXPENSE. Interest expenses decreased by $1,202 to $137,831 for the three months ended June 30, 2007 from $139,033 for the three months ended June 30, 2006. There is no significant change in the interest expense.


DISCONTINUED OPERATIONS

On June 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. Also, in June 2005, the Company divided to discontinue the operations of Global. SEA and Global are presented in the accompanying financial statements as discontinued operations.

Statement of operations information for SEA and Global for the three months ended June 30, 2007 and 2006 are below:

                                                   Three Months Ended June 30,
                                                 -------------------------------
                                                    2007                 2006
                                                 ----------           ----------
            Revenue                              $       --           $       --
            Operating expenses                           --                   --
            Interest expense                             --                   --
            Other income                              2,030                  946
            Net income                                2,030                  946

Balance Sheet information for SEA and Global as of June 30, 2007 is as follows:

                                                                        June 30,
                                                                          2007
                                                                        --------
             Assets:
                   Cash                                                 $     52

             Liabilities:
                   Accounts payable                                     $227,636
                   Accrued expenses                                      238,581
                   Notes payable                                         162,666
                                                                        --------
             Total liabilities                                          $628,883
                                                                        --------

             Net liabilities of discontinued operations                 $628,831
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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of June 30, 2007 we had cash and cash equivalents of $9,868.

Cash flows used in operating activities amounted to $19,189 for the six months ended June 30, 2007 compared to cash flows provided by operating activities amounted to $3,045 for the six months ended June 30, 2006. The increase is due to the decrease in payables and increase in receivables during the three months ended June 30, 2007.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2007, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of June 30, 2007.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Date:  August 20, 2007                   DIGITAL LEARNING MANAGEMENT CORPORATION


                                         /s/ Umesh Patel
                                         ---------------------------------------

                                         Umesh Patel
                                         Chairman, President, Chief Financial
                                         Officer and Director