Form 10QSB
period 2007-09-30
Nutradyne, Inc.
filed 2007-11-14
CIK 1087848

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26293

                     DIGITAL LEARNING MANAGEMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                     20-1661391
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation ororganization)


          680 LANGSDORF DRIVE, SUITE 203
              FULLERTON, CALIFORNIA                         92831
     (Address of principal executive offices)            (Zip Code)

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited):

      a.       Unaudited Consolidated Balance Sheet as of September
               30, 2007                                                        3

      b.       Unaudited Consolidated Statements of Operations for
               the three month and nine month periods ended
               September 30, 2007 and 2006                                     4

      c.       Unaudited Consolidated Statements of Cash Flows for
               the nine month periods ended September 30, 2007 and
               2006                                                            5

      d.       Notes to Unaudited Consolidated Financial Statements            6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         16

Item 3. Controls and Procedures                                               22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           22

Item 3. Defaults Upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 5. Other Information                                                     22

Item 6. Exhibits                                                              23

Signatures                                                                    24



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                       SEPTEMBER
                                                                       30, 2007
                                                                     ------------
                                     ASSETS

        PROPERTY AND  EQUIPMENT, net                                 $      4,862
                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

        CURRENT LIABILITIES:
           Convertible notes payable                                 $  3,000,000
           Accounts payable and accrued expenses                        2,226,219
           Accrued compensation                                         1,339,819
           Due to related party                                           381,380
           Shares to be issued                                             35,000
           Loan payable                                                    65,238
           Net liabilities of discontinued operations                     628,861
                                                                     ------------
        TOTAL CURRENT LIABILITIES                                       7,676,515
                                                                     ------------

        COMMITMENTS AND CONTINGENCIES                                          --

        STOCKHOLDERS' DEFICIT
           Preferred stock, $0.001 par value; 5,000,000 shares
           authorized; 0 shares issued and outstanding                         --
           Common stock; $0.001 par value; 75,000,000 shares
           authorized; 65,862,072 shares issued and outstanding            65,862
           Additional paid-in capital                                   3,458,069
           Accumulated deficit                                        (11,195,584)
                                                                     ------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (7,671,653)
                                                                     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      4,862
                                                                     ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements



                                DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        Unaudited


                                                                    FOR THE THREE MONTH PERIOD      FOR THE NINE MONTH PERIODS
                                                                        ENDED SEPTEMBER 30              ENDED SEPTEMBER 30

                                                                       2007            2006            2007           2006
                                                                   ------------    ------------    ------------    ------------
NET REVENUES                                                       $         --    $     29,879    $     44,013    $     94,005

OPERATING EXPENSES
        General and administrative                                      146,910         208,308         439,642         516,233
        Depreciation expense                                              2,028           3,203           8,382          10,153
                                                                   ------------    ------------    ------------    ------------
               Total operating expenses                                 148,938         211,511         448,024         526,386

                                                                   ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSES       (148,938)       (181,631)       (404,011)       (432,381)

Other expense
        Gain on settlement of debt                                           --          36,250              --          36,250
        Interest expense                                               (142,239)       (139,864)       (420,008)       (419,408)
                                                                   ------------    ------------    ------------    ------------
               Total other expenses                                    (142,239)       (103,614)       (420,008)       (383,158)

                                                                   ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES AND DISCONTINUED OPERATIONS                                      (291,177)       (285,245)       (824,018)       (815,540)

DISCONTINUED OPERATIONS
         Income from discontinued operations                                (30)            467           1,808           3,206
                                                                   ------------    ------------    ------------    ------------

Loss before income tax                                                 (291,207)       (284,778)       (822,210)       (812,334)

Provision for taxes                                                          --              --             800             800

                                                                   ------------    ------------    ------------    ------------
NET LOSS                                                           $   (291,207)   $   (284,778)   $   (823,010)   $   (813,134)
                                                                   ============    ============    ============    ============


LOSS FROM CONTINUING OPERATIONS                                    $       0.00    $       0.00    $       0.00    $      (0.01)
                                                                   ============    ============    ============    ============
EARNINGS(LOSS) FROM DISCONTINUED OPERATIONS                        $       0.00    $       0.00    $       0.00    $       0.00
                                                                   ============    ============    ============    ============
LOSS PER SHARE BASIC AND DILUTED*                                  $       0.00    $       0.00    $       0.00    $      (0.01)
                                                                   ============    ============    ============    ============

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING*                                        65,862,072      61,991,875      65,862,072      60,988,446
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



                           DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   UNAUDITED

                                                                                 FOR THE NINE MONTH PERIODS ENDED
                                                                                          SEPTEMBER 30
                                                                                      2007            2006
                                                                                    ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(823,010)      $(813,134)
  Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                                            8,382          10,153
       Common stock issued for services rendered                                           --          86,000
       Bad debts                                                                           --          13,800
       Gain on settlement of debt                                                          --         (36,250)
       Amortization of prepaid consulting                                              27,500              --
  Changes in operating assets and liabilities:
     Accounts receivable                                                                   --          30,084
     Accounts payable and accrued expenses                                            496,998         374,016
     Accounts payable, related party                                                  (49,669)         31,016
     Accrued compensation                                                             295,550         299,074
     Unearned Revenue                                                                      --         (21,997)
                                                                                    ---------       ---------
Net cash used in operating activities from continuing operations                      (44,249)        (27,238)
Net cash provided by (used in) operating activities of discontinued operations            192          (1,731)
                                                                                    ---------       ---------
Net cash used in operating activities                                                 (44,057)        (28,969)
                                                                                    ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Loans raised                                                                         39,805              --
  Advances from officers                                                                   --          25,433
                                                                                    ---------       ---------
Net cash provided by financing activities                                              39,805          25,433
                                                                                    ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (4,252)         (3,536)

CASH AND CASH EQUIVALENTS, Beginning of period                                          4,252           5,925
                                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS, End of period                                            $      --       $   2,389
                                                                                    =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                                                     $      --       $      --
                                                                                    =========       =========
  Income taxes paid                                                                 $      --       $      --
                                                                                    =========       =========
  Shares issued for settlement of debt                                              $      --       $      --
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


     The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                 5

            DIGITAL LEARNING MANAGEMENT CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by Digital Learning Management Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.


Organization
------------

Digital Learning Management Corporation (the "Company" or "DGTL"), formerly FreePCSQuote.com, Inc. acquired Digital Learning Institute, Inc. on January 16, 2004 in a transaction accounted for as a reverse merger. The financial statements in the filings of FreePCSQuote.com, Inc. became those of Digital Learning Institute, Inc. In addition on September 19, 2004, FreePCSQuote.com, Inc. changed its name to Digital Learning Management Corporation. Thus, the historical financial statements are still those of "Digital Learning Institute, Inc."

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of DLI own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of DLI became the directors and executive officers of the Company.

Stock split
-----------

In September 2004, the Company enacted a 7.8680269-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment. In July 2006, the Company enacted a 3-for-1 forward stock split. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

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

DLI entered into an agreement to acquire Software Education of America, Inc. ("SEA") on January 13, 2004. The transaction was subject to approval of the change-of-control of SEA from the California Bureau for Private Postsecondary Vocational Education ("BPPVE") and the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"). The BPPVE approval was received during the quarter ended September 30, 2004 and as of May 1, 2004, DLI assumed responsibility for the marketing and managing of SEA sales and providing working capital. DLI advanced funding to SEA pending final closing of the transaction which occurred on July 1, 2004 after receipt of the formal approval from ACCSCT on July 1, 2004. Effective July 1, 2004 SEA became a wholly-owned subsidiary of DLI. SEA filed for bankruptcy in September of 2005 and is being accounted for as a discontinued operation. The bankruptcy was dismissed by the court in January, 2006.

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $823,010 for the nine months ended September 30, 2007. As of September 30, 2007, the Company had an accumulated deficit of $11,195,584 and a working capital deficit of $7,676,515. In addition, the Company is in default on its convertible debenture obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Bankruptcy of Subsidiary
------------------------

On September 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. On January 12, 2006, SEA's bankruptcy petition was dismissed by the court due to failure of the debtor to appear before the court for examination. Any discharge entered in the case was vacated in entirety.

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

Earnings Per Common Share
-------------------------

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is anti-dilutive. At September 30, 2007, the Company had a total of 3,796,500 of warrants and options outstanding restated for the 3-for-1 forward stock split.

Stock Options
-------------

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2007.

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


NOTE 2 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS


The cost of property and equipment at September 30, 2007 consisted of the following:

Computers and office equipment                                 $   134,674

Furniture and fixtures                                              11,550
                                                               -------------

                                                                   146,224

Less accumulated depreciation                                     (141,362)
                                                               -------------

                                                               $     4,862
                                                               =============

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2007, accounts payable and accrued expenses, comprised of the following:

 Accounts Payable                                               $    603,969

 Other accrued payables                                              115,771

 Sales tax payable                                                    13,072

 Accrued promotional expense                                          11,121

 Accrued interest                                                  1,482,286
                                                                -------------
 Total                                                             2,226,219
                                                                =============


NOTE 4 - LOAN PAYABLE

Loan payable of $65,238 as of September 30, 2007 comprises of non- interest bearing, unsecured, due on demand advances from unrelated parties.


NOTE 5 -ACCRUED COMPENSATION

As of September 30, 2007 the accrued compensation comprised of $1,339,819 of accrued employee and officer compensation.


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

The Company had accrued interest due of $1,435,945 on these debentures as of September 30, 2007. Interest expense for the three month and nine month periods ended September 30, 2007 are $135,000 and $405,000 respectively. Interest expense for the three month and nine month periods ended September 30, 2006 are $135,000 and $405,000 respectively.


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

COMMON STOCK
------------
The Company did not issue any stock during the nine month period ended September 30, 2007.

On September 30, 2006, the Company issued to a financial consultant 200,000 shares of the Company's common stock for services rendered. The stock was valued at $36,000, the fair market value of the stock on the date the stock was issued.

On April 20, 2005, the Company entered an agreement with a software consultant whereby the Company issued the consultant 500,000 shares of the Company's common stock for services performed and to be performed. The stock was valued at $35,000, the fair market value of the stock on the date the agreement was signed. As of September 30, 2007 these shares are not yet issued and recorded as shares to be issued. The shares to be issued are being reflected under the current liabilities in the accompanying financial statements.

WARRANTS
--------

The following table summarizes all warrants granted by the Company:

                                                         WEIGHTED
                                                         AVERAGE      AGGREGATE
                                                         EXERCISE     INTRINSIC
                                       WARRANTS           PRICE         VALUE
                                   ----------------    ------------- -----------

Balance, December 31, 2006              3,796,500        $  0.20        $   -

   Granted                                      -        $     -
                                   ================

Balance, September 30, 2007             3,796,500        $  0.20        $   -
                                   ================

         The weighted average remaining contractual life of warrants outstanding is 0.7 years at September 30, 2007. The exercise price of warrants outstanding at September 30, 2007 was as follows:

       Outstanding Warrants                                             Exercisable Warrants
-----------------------------------                       -------------------------------------------------
 Range of Exercise       Number       Average Remaining    Average Exercise      Number        Average
       Price                          Contractual Life           Price                     Exercise Price
-----------------------------------------------------------------------------------------------------------

     $0.15-$1.00         3,796,500        0.7 years              $0.20         3,796,500        $0.20


NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, two of the Company's officers advanced the Company money to pay operating expenses. These advances accrue interest at 6% per annum and are payable upon demand. During the nine month period ended September 30, 2007 one of the two officers advanced the Company another $13,000. As of September 30, 2007 $381,380 is due to these two officers of the Company.

Accrued interest on the notes as of September 30, 2007 amounted to $46,312. Interest expense on these advances for the three month and nine month periods ended September 30, 2007 are $7,210 and $14,978 respectively. Interest expense on these advances for the three month and nine month periods ended September 30, 2006 are $4,863 and $14,588 respectively.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

As of September 30, 2007, the Company is not a party to any pending or threatened litigation, claim or assessment except for the following. After dismissal of SEA's petition in Bankruptcy the previously stayed litigation against it has been revived. It is anticipated that SEA will consent to judgment on this claim in the amount of $219,000. This claim is duplicative and not additional to the Judgment previously entered against Digital Learning Institute, Inc. The claim arises out of the same circumstances under which judgment was obtained against Digital Learning Institute, Inc.

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

NOTE 10 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Statement of operations information for SEA and Global for the three month and nine month periods ended September 30, 2007 and 2006 are below:


                                            Three Month Periods Ended September 30,
                                       -------------------------------------------------
                                                 2007                         2006
                                       ---------------------     -----------------------
      Revenue                          $                  -      $                    -
      Operating expenses                                  -                           -
      Interest expense                                    -                           -
      Other income (expense)                            (30)                        467
      Net income (loss)                $                (30)     $                  467


                                            Nine Month Periods Ended September 30,
                                       -------------------------------------------------
                                                 2007                         2006
                                       ---------------------     -----------------------
      Revenue                          $                  -      $                    -
      Operating expenses                                  -                           -
      Interest expense                                    -                           -
      Other income                                    1,808                       3,206
      Net income                                      1,808                       3,206


Balance Sheet information for SEA and Global as of September 30, 2007 is as follows:

                                                         September 30, 2007
                                                        ---------------------
      Assets:
            Cash                                        $                22

      Liabilities:
            Accounts payable                            $           227,636
            Accrued expenses                                        238,581
            Notes payable                                           162,666
                                                        ---------------------
      Total liabilities                                 $           628,883
                                                        ---------------------

      Net liabilities of discontinued operations        $           628,861
                                                        =====================


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

CHANGE IN BUSINESS STRATEGY AND RECENT EVENTS

Effective September 16, 2005, the Company decided to discontinue its vocational schools and will no longer pursue acquisitions of accredited vocational schools and campuses going forward. The Company will continue to focus on its online e-Learning systems and related services strategy, with sales and services focused around its VU Appliance product, training and education.

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


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006

REVENUES

Revenues decreased by $49,992 or 53.18% to $44,013 for the nine months ended September 30, 2007 from $94,005 for the nine months ended September 30, 2006. The decrease was due a decrease in the sales of our University Appliance ("VU Appliance") hardware and software packages.

OPERATING EXPENSES

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $78,362 or 14.89% to $448,024 for the nine months ended September 30, 2007 from $526,386 for the nine months ended September 30, 2006. The decrease is principally due to a decrease in general and administrative expenses. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $76,591 or 14.84% to $439,642 for the nine months ended September 30, 2007 from $516,233 for the nine months ended September 30, 2006. The decrease was primarily due to our corporate downsizing.

LOSS FROM OPERATIONS. Loss from operations was $824,018 for the nine months ended September 30, 2007, as compared to $812,334 for the nine months ended September 30, 2006. The increase in loss from operations resulted primarily from the decrease in revenues in 2007.

INTEREST EXPENSE. Interest expenses increased by $600 to $420,008 for the nine months ended September 30, 2007 from $419,408 for the nine months ended September 30, 2006. There is no significant change in the interest expense.


DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. Also, in September 2005, the Company divided to discontinue the operations of Global. SEA and Global are presented in the accompanying financial statements as discontinued operations.

Statement of operations information for SEA and Global for the nine months ended September 30, 2007 and 2006 are below:


                                     Nine months Ended September 30,
                            -------------------------------------------------
                                      2007                         2006
                            ---------------------     -----------------------
      Revenue               $                  -      $                    -
      Other income                         1,808                       3,206
      Net income                           1,808                       3,206

Balance Sheet information for SEA and Global as of September 30, 2007 is as follows:

                                                        September 30, 2007
                                                       ---------------------
      Assets:
            Cash                                       $                22

      Liabilities:
            Accounts payable                           $           227,636
            Accrued expenses                                       238,581
            Notes payable                                          162,666
                                                       ---------------------
      Total liabilities                                $           628,883
                                                       ---------------------

      Net liabilities of discontinued operations       $           628,861
                                                       =====================

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006

REVENUES

Revenues decreased by $29,879 or 100% to $0 for the three months ended September 30, 2007. The decrease was due to no sales of our University Appliance ("VU Appliance") hardware and software packages.

OPERATING EXPENSES

Operating expenses consist primarily of educational services expenses, general and administrative expenses, and marketing and advertising expenses. Operating expenses decreased by $62,573 or 29.58% to $148,938 for the three months ended September 30, 2007 from $211,511 for the three months ended September 30, 2006. The decrease is principally due to a decrease in general and administrative expenses. The overall decrease is a result of the change in focus of our business as described above which resulted in significant downsizing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include corporate payroll related expenses, office occupancy expenses, professional fees and other support related expenses. General and administrative expenses decreased by $61,398 or 29.47% to $146,910 for the three months ended September 30, 2007 from $208,308 for the three months ended September 30, 2006. The decrease was primarily due to our corporate downsizing.

LOSS FROM OPERATIONS. Loss from operations was $291,177 for the three months ended September 30, 2007, as compared to $284,778 for the three months ended September 30, 2006. The increase in loss from operations resulted primarily from the decrease in revenues in 2007.

INTEREST EXPENSE. Interest expenses increased by $2,375 to $142,239 for the three months ended September 30, 2007 from $139,864 for the three months ended September 30, 2006. There is no significant change in the interest expense.


DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. Also, in September 2005, the Company divided to discontinue the operations of Global. SEA and Global are presented in the accompanying financial statements as discontinued operations.

Statement of operations information for SEA and Global for the three months ended September 30, 2007 and 2006 are below:

                                       Three Months Ended September 30,
                               -------------------------------------------------
                                         2007                         2006
                               ---------------------     -----------------------
      Revenue                  $                  -      $                    -
      Other income (expense)                    (30)                        467
      Net income (loss)        $                (30)     $                  467

Balance Sheet information for SEA and Global as of September 30, 2007 is as follows:

                                                         September 30, 2007
                                                        ---------------------
      Assets:
            Cash                                        $                22

      Liabilities:
            Accounts payable                            $           227,636
            Accrued expenses                                        238,581
            Notes payable                                           162,666
                                                        ---------------------
      Total liabilities                                 $           628,883
                                                        ---------------------

      Net liabilities of discontinued operations        $           628,861
                                                        =====================



SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

Our revenues normally fluctuate as a result of seasonal variations in our business. We expect quarterly fluctuations in operating results as a result of many factors and operating results for any quarter are not necessarily indicative of the results for any future period.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our cash flow requirements through the issuance of debt and equity securities, advances from officers and cash generated from operations. As of September 30, 2007 we had no cash and cash equivalents.

Cash flows used in operating activities amounted to $44,057 for the nine months ended September 30, 2007 compared to $28,969 for the nine months ended September 30, 2006. The increase is due to the decrease in payment for services in stock during the nine months ended September 30, 2007.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based on that evaluation, the CEO and CFO concluded that they believe that our disclosure controls and procedures were effective as of September 30, 2007.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Date:  November 14, 2007                 DIGITAL LEARNING MANAGEMENT CORPORATION


                                         /s/ Umesh Patel
                                         ---------------------------------------
                                         Umesh Patel
                                         Chairman, President, Chief Financial
                                          Officer and Director