Form 10-K
period 2007-12-31
Nutradyne Group, Inc.
filed 2008-04-15
CIK 1087848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ___________
                          COMMISSION FILE NO. 000-26293
                              NURADYNE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                           20-1661391
    (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

           927 Canada Court
     City of Industry, California                    91748
    (ADDRESS OF PRINCIPAL EXECUTIVE               (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (626) 581-9098

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.0001 par value


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes |_|  No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:.

         Large accelerated filer   |_|             Accelerated filer  |_|
         Non-accelerated filer     |_|             Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,108,907 as of June 29, 2007.

There were 31,041,845 shares outstanding of registrant's common stock, par value $0.001 per share, as of April 14, 2008. The shares of the registrant's common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB.

Documents Incorporated by Reference:  None.

TABLE OF CONTENTS

                                                 NUTRADYNE GROUP, INC.
                                    TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
                                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

ITEM 1.   BUSINESS.................................................................................................  1
ITEM 1A:  RISK FACTORS............................................................................................. 12
ITEM 1B.  UNRESOLVED STAFF COMMENTS................................................................................ 28
ITEM 2.   PROPERTIES............................................................................................... 28
ITEM 3.   LEGAL PROCEEDINGS........................................................................................ 28
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................... 28
PART II   ......................................................................................................... 29
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER
          PURCHASES OF EQUITY SECURITIES........................................................................... 29
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA..................................................................... 31
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS........................................... 31
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................... 38
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................. 38
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..................................................................................... 39
ITEM 9A.  CONTROLS AND PROCEDURES.................................................................................. 39
ITEM 9B.  OTHER INFORMATION........................................................................................ 39
PART III  ......................................................................................................... 39
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE................................................... 39
ITEM 11.  EXECUTIVE COMPENSATION........................................ .......................................... 40
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS........................................ ..................................... 40
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE................................ 40
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES............................. ..................................... 40
PART IV.  ......................................................................................................... 41
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES............................................................... 41
SIGNATURES......................................................................................................... 41



            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, includes some statements that are not purely historical and that are "forward-looking statements." Such forward-looking statements include, but are not limited to, statements regarding our company's and our management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the share exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

         o Our reliance on our major customers for a large portion of our net sales;

         o        Our ability to develop and market new products;

         o        Our ability to establish and maintain a strong brand;

         o        Protection of our intellectual property rights;

         o        The market acceptance of our products;

         o        Exposure to product liability and defect claims;

         o        Changes in the laws of the PRC that affect our operations;

         o        Any recurrence of severe acute respiratory syndrome, or SARS;

         o Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;

         o        Development of a public trading market for our securities;

         o The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

         o The other factors referenced in this Form 10-K, including, without limitation, under the sections entitled "Risk Factors," "Financial Information," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business."

These risks and uncertainties, along with others, are also described above under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of the parties' assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

                                     PART I

ITEM 1.  BUSINESS

With respect to this discussion, the terms, "we," "us," "our," "Company" and "Nutradyne" refer to Nutradyne Group, Inc., formerly known as Digital Learning Management Corporation ("DLMC"), and its 80%-owned subsidiary, Changchun Yongxin Dirui Medical Co., Ltd., a company organized under the laws of the PRC ("Yongxin"), and (i) Yongxin's wholly-owned subsidiary Jilin Province Yongxin Chain Drugstore Ltd., a company organized under the laws of the PRC ("Yongxin Drugstore"); (ii) Yongxin's 90%-owned subsidiary Jilin Dingjian Natural & Health Products Co., Ltd., a company organized under the laws of the PRC; (iii) Yongxin Drugstore's 90%-owned subsidiary, Tianjin Jingyongxin Chain Drugstore Ltd., a company organized under the laws of the PRC (Jinyongxin Drugstore"); and Yongxin Drugstore's wholly-owned subsidiary, Baishan Caoantang Chain Drugstore Ltd., a company organized under the laws of the PRC ("Caoantang Drugstore").

We also have five other wholly-owned subsidiaries related to our digital e-learning business: (1) Digital Learning Institute Inc., a Delaware corporation; (2) Software Education of America, Inc., a California corporation;
(3) McKinley Educational Services, Inc., a California corporation; (4) Digital Knowledge Works, Inc., a Delaware corporation; and (5) Coursemate, Inc., a California corporation (referred to collectively herein as the "Digital E-learning Business"). The Digital E-learning Business constitutes a minimal portion of our overall business. While we intend to operate the current Digital E-learning Business and pursue opportunities related to the business, it is our intention to divest ourselves of the current Digital E-learning Business in the near future.

CORPORATE HISTORY

We were originally incorporated in the State of Delaware on February 19, 1999 under the name FreePCSQuote.Com, Inc. to offer Internet technology solutions and services to other businesses. In January 2004, through our wholly-owned subsidiary, FPQT Acquisition Corporation, we acquired Digital Learning Institute, Inc. ("DLI"), a continuing education company that provides training and education services, in a reverse merger transaction. We changed our name from FreePCSQuote.Com, Inc. to Digital Learning Management Corporation in September 2004.

To bolster our vocational training operations, DLI acquired Software Education of America, Inc. ("SEA") and Global Computer Systems, Inc. ("Global") in July 2004 and November 2004, respectively. In March 2005 we decided to discontinue and exit the traditional vocational training business and concentrate our focus on our proprietary e-learning solution products, training and education. On March 30, 2005, SEA filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was dismissed by the court in January, 2006. We also discontinued the operations of Global in March 2005.

On November 16, 2007, we closed a share exchange transaction, described below, pursuant to which (i) we became the 80% parent of Yongxin; (ii) assumed the operations of Yongxin and its subsidiaries, and (iii) changed our name from Digital Learning Management Corporation to Nutradyne Group, Inc.

Through Yongxin and its subsidiaries, we engage in the wholesale and retail distribution of medical and health-care related products and the cultivation and processing of ginseng-based herbal products.

INDUSTRY

China represents one of the world's largest pharmaceutical markets. With its population of over one billion people and fast-growing economy, China presents significant potential for the pharmaceutical and retail drugstore industry. The rise in disposable income of many Chinese residents has resulted in greater demand and affordability of prescription and over-the-counter medicines and other personal care products. The increasing population of elderly people in China has resulted in a stronger demand for such medicines and other healthcare-related products, because elderly people tend to spend more money on medicine than younger people, on average. As living standards across China improve and the Chinese population continues to age, we expect the demand for healthcare-related products to continue to rise. The PRC government has also recently attempted to regulate the pharmaceutical industry by enacting a series of regulatory measures that are expected to favor non-hospital drugstores more than hospital pharmacies.

In China, consumers can purchase pharmaceutical and other related products at either hospital pharmacies or non-hospital drugstores, including independent drugstores and drugstore chains. Because hospital patients usually purchase prescription medicines at hospital pharmacies, sales by hospital pharmacies have traditionally accounted for a larger percentage of retail sales of prescription medicines than non-hospital drugstores. However, most Chinese people chose to purchase over-the-counter ("OTC"), non-prescription medicines from non-hospital, retail pharmacies. Retail pharmacies in China include pharmacy chains, individual stores, retail stores with OTC counters and other retailers and supermarkets with OTC counters.

The Chinese Government owns and operates most of the hospitals throughout China. The hospitals purchase their supplies of healthcare-related products from wholesalers and distributors. A hospital's decision to purchase certain products is typically based on a number of factors, and is sometimes affected in part by corrupt practices, such as illegal kickbacks. Recently, the PRC government has stepped-up its effort to combat such anti-corruption practices, such as by amending its criminal code in 2006 to increase the penalties for corrupt business practices. We expect the increased enforcement of such anti-corruption practices will create growth opportunities for our company as we can compete for business from hospitals on fair and equal terms with other suppliers.

The PRC Ministry of Health proposed regulations in March 2007 to require hospitals to permit prescriptions to be filled at non-hospital pharmacies, which we also except to increase sales of prescription medications at retail drugstores.

Additionally, reimbursements are available for sales of certain medicines by authorized pharmacies to participants in the PRC national medical insurance program. The provincial and municipal authorities responsible for the administration of the social medical insurance funds to cover such reimbursements have gradually increased funding in recent years. We expect the funding to increase significantly in the future, which should help boost our sales of products eligible for such reimbursements.

MARKET FOCUS

Our business operates in three segments: the wholesale of pharmaceuticals and other medical-related products; the operation of retail drugstores; and the cultivation, processing of ginseng. The following table reflects the revenue contribution percentage from our business operations for the years ended December 31, 2007 and 2006, respectively:

                                                        Years Ended December 31,
                                                          2007           2006
                                                          ----           ----
      Wholesale Operations                                  84%           87%
      Retail Drugstore Operations                           16%           13%
      Ginseng Processing and Manufacturing Operations         *             -
      Total Revenues                                       100%          100%
         * less than one percent.

         WHOLESALE OPERATIONS

Through Yongxin, we engage in the wholesale distribution of pharmaceutical products, medical products and equipment, herbal and nutritional supplements and cosmetics to over 3,500 customers, which include hospitals, large clinics and retail pharmacies. Yongxin is one of approximately 17,000 pharmaceutical product wholesalers in China that have received State Food and Drug Administration approval and Good Supply Practices, or GSP, certification.

We opened our "Logistics Center" in January 2005 which contains a storage area of over 43,000 square meters, where we have the ability to store our pharmaceutical inventory at various temperatures. The Logistics Center is able to process over 30,000 orders per day from our customers and from our retail outlets.

Our wholesale business has a relationship with over 761 pharmaceutical and original equipment manufacturers throughout China. Typically, we enter into master agreements with our suppliers at the beginning of each year, which provide the general terms, prices and conditions for transactions in the supplier's products over the year. We then enter into separate purchase agreements each time we actually purchase products from a supplier. When we purchase the product from our suppliers, we take title to the items and book them as inventory. We then distribute the products to our wholesale customers.

         RETAIL OPERATIONS

We provide our retail drugstore customers with convenient and professional pharmacy services. Each of our stores is staffed with a licensed pharmacist and a staff trained to provide pharmacy services to our customers. Additionally, we sell an assortment of other merchandise in our stores, including traditional Chinese medicines, health and natural products, skin care products and cosmetics in our stores. Our stores typically carry over 8,000 different types of products, including our proprietary brand of ginseng-based products. We frequently review and update the selection of products available in our stores to in response to changing consumer preferences.

In July 2005, Yongxin signed an agreement with American Medicine Shoppe International ("AMS") to become AMS's exclusive agent for AMS in the Jilin Province and develop a drug store franchise system under license from AMS within the Jilin Province. We operate 4 drugstores pursuant to our relationship with AMS under the "Meixin Yongxin" name.

During the years ended December 31, 2007 and 2006, our retail drugstores served an average of 4,652 and 3,318 customers per day, respectively. Sales made to retail customers are made by cash or debit or credit cards, or by medical insurance cards under the PRC national medical insurance program. We obtain reimbursement from the relevant government social security bureaus, for sales made to eligible participants in the PRC national medical insurance program on a monthly basis. As of December 31, 2007, 31 of our drugstores were designated stores under the PRC national medical insurance program.

We currently procure the merchandise for our stores from over 1,536 suppliers, including both manufacturers and wholesalers. For the years ended December 31, 2007 and 2006, our largest five suppliers accounted for 8.2% and 10.4% of our total purchases, respectively. We believe that the products we carry in our stores are readily available from multiple sources and do not anticipate any difficulties in continuing to procure such products.

         CULTIVATION AND PROCESSING OF GINSENG

In May 2007, Yongxin formed Jilin Dingjian Natural & Health Products Co., Ltd. ("Dingjian") to engage in the cultivation, processing, manufacturing and distribution of ginseng electuary, pellets and liquid extracts that are distributed by wholesalers and in retail drugstores. Dingjian markets and distributes its ginseng and ginseng by-products under its proprietary Gaoliyuan" i(degree)Zinuo" " Longlife" " Yongxintang" brand names to vArious pharmaceutical, health supplement, and cosmetic manufacturers and distributors. With the assistance of the Institute of Agricultural Sciences of China, Dingjian established a ginseng plantation in the city of Zuojia in the Jilin province, the largest production area of ginseng in the world.

Dingjian distributes its products to customers throughout mainland China, Southeast Asia, Europe and the United States. Although Dingjian has agreements with many of its customers, such agreements do not specify any minimum quantity that must be purchased. The customer may return the product if it is not satisfied with quality of the product upon inspection. Prices are based upon market prices.

We intend to focus our efforts on enhancing the reputation of our products and developing new products. Our recently-established ginseng plantation, which encompasses 20,000 square meters of ginseng growing space, allows us to grow our own ginseng for use in our products. Additionally, we opened a research and development center in March 2007 to develop and test new ginseng-based products. We currently have approximately 50 new products in development which we expect to market and sell in 2008.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Ginseng can only be cultivated in certain environmental conditions, needing the almost perfect combination of terrain, altitude, and temperature. The growth cycle requires 5-6 years and once harvested, the land can not be used again (for ginseng planting) for at least 25-30 years. Due to the long growth cycle for ginseng, suitable land on which to grow ginseng is a major challenge of this ginseng-cultivation industry. We are continually researching new techniques to increase production per acre.

Currently we control 5 acres of land approved by the Chinese government specifically for the growth and cultivation of ginseng. We produce more than enough ginseng for our current use, and anticipate our crop supply to be more than sufficient through year 2008.

MARKETING AND SALES

We have a staff of approximately 180 dedicated to marketing and sales who design our adverting campaigns and regional promotional activities. We generate business by marketing directly to hospitals, retail drugstores and medical clinics in China. Additionally, we advertise our business and products through television commercials and print advertisements in newspapers to promote our brand, our proprietary ginseng-based products and the other products available for sale in our stores. In 2007, we expended approximately $70,000 on advertising.

RESEARCH AND DEVELOPMENT

As of December 31, 2007, we employed 18 staff members dedicated to researching and developing new ginseng-based products. Our research and development staff members specialize in medicine, pharmacology, chemistry, biology, and medicine production equipment.

In an attempt to capitalize on the abundance of ginseng in the Jilin Province, Dingjing recently established a research and development center in cooperation with the Jilin Agricultural College. This research and development center focuses on developing new techniques of extraction, purification and quality control and developing new ginseng-based herbal products.

QUALITY CONTROL

We have stringent quality control systems that are implemented by more than 195 company-trained staff members to ensure quality control over our products, services and production processes.

We conduct random quality control testing of the products procured from our suppliers in our wholesale and retail operations. We replace suppliers that do not meet our quality inspections. Additionally, we monitor the services provided in our drugstores by sending inspectors to our stores to observe the quality of services provided by our drugstore pharmacists and staff.

Our ginseng processing facilities are designed and maintained with a view towards conforming with good practice standards. To comply with Good Manufacturing Practice ("GMP") operational requirements, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our quality control procedures at our processing facilities are designed to maintain the quality standards throughout the production process. Quality control executes the following functions at our processing facilities:

         o setting internal controls and regulations for semi-finished and finished products;

         o        implementing sampling systems and sample files;

         o        maintaining quality of equipment and instruments;

         o auditing production records to ensure delivery of quality products;

         o evaluating the quality of raw materials, semi-finished products and finished products; and

         o articulating the responsibilities of the quality control staff.

SEASONALITY

Our business experiences seasonal variations in demand, which affects the sales of certain of our pharmaceutical and OTC products. Sales of our pharmaceutical and OTC products are typically stronger from October to March due to the winter cold and flu season and weaker from April to September of each year when traffic at our stores decreases. Additionally, sales of our cosmetic and personal care products are affected, to some extent, by seasonal purchasing patterns and product changes. Most of our ginseng customers place orders in the first and fourth quarters in each year, as ginseng is harvested in the fall, and after necessary processing procedures, it available for sale to our customers in the winter.

COMPETITIVE STRENGTHS

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

         EXPERIENCED MANAGEMENT TEAM. Our senior management team has extensive business and industry experience. Our Chairman and Chief Executive Officer, Mr. Yongxin Liu, has over 10 years of experience in China's pharmaceutical industry. Additionally, other members of our senior management team have significant experience with respect to other key aspects of our operations, including product design, manufacturing, and sales and marketing.

         LOCATION. We are only one of 956 pharmaceutical wholesalers and 69 drugstore operators in the northeast region of China that have received proper authentication from the PRC government to engage in the distribution of pharmaceuticals. With our large distribution center and distribution network and our system of 90 drugstores in the Jilin Province, we believe that we have a leading market position in the wholesale and retail distribution of pharmaceutical products in the Jilin Province.

         LARGE NETWORK OF SUPPLIERS AND DIVERSE PRODUCT OFFERINGS. We have a relationship with over 1,536 suppliers for our products, which enable us to carry a wide range of high-quality products for our customers. Our wholesale and retail businesses offer over 10,000 types of products to our customers, including prescription pharmaceuticals, OTC medicines, herbal and nutritional supplements, skin care products and cosmetics. We constantly review our customer preferences and products selection to ensure that our selection of products meets customer preferences.

         CUSTOMER SERVICE EXPERTISE. We provide extensive training to our employees, including our pharmacists, and monitor our staff to ensure that we are providing high-quality customer service. Additionally, we seek customer feedback to make sure that our customers are satisfied with our services. Our sales representatives and marketing personnel undergo extensive training, providing them with the skills necessary to answer product and service-related questions, proactively educate potential customers about our products, and promptly resolve customer inquiries.

OUR STRATEGY

Our goal is to become one of the leading retail drugstore operators and pharmaceutical-product distributors in China. We intend to achieve this goal by implementing the following strategies:

         OPEN NEW DRUGSTORES THROUGHOUT CHINA. We intend expand our reach across China by opening new drugstores in other provinces across the country. We believe that there is significant room for growth in the drugstore industry across China for our stores, and currently intend to open 108 new drugstores in 2008. New store locations will increase our market share in the retail drugstore industry, our access to customers and our profitability.

         EXPAND AND PROMOTE OUR EXISTING PRODUCTS AND PROPRIETARY BRANDS. We intend to support and grow our proprietary brand of ginseng-based products and are focused on expanding our line of proprietary ginseng-based herbal products. Currently, we have approximately 50 new ginseng-based products which we expect to begin marketing in 2008. We believe that strong brand recognition is key to promoting our ginseng-based products. We intend to promote our proprietary brands by expanding our direct-to-consumer advertising campaign highlighting the benefits of our products and building customer loyalty and increasing customer visits to our stores.

         STRENGTHEN OUR BRAND NAME AND CUSTOMER TRUST AND LOYALTY THROUGH MARKETING AND PROMOTIONAL PROGRAMS. We believe that a strong brand name is key to gaining our customers' trust and loyalty. We intend to engage in marketing and promotional programs to increase awareness of our brand and product offerings. In particular, we intend to increase our selection of product offerings, implement seasonal and cross-marketing programs and advertising our brand and products in newspapers and magazines.

          ACQUIRE COMPLEMENTARY COMPANIES. We plan to pursue strategic acquisition opportunities that we believe will expand our market share, grow our customer base, and expand our product offerings. Pursuing acquisitions is an important piece of our growth strategy. We identify and evaluate potential acquisitions by searching for certain criteria, such as its strategic fit with our existing operations, its ability to expand our business into new target markets and locations and its brand recognition.

MAJOR CUSTOMERS

Our major customers include government owned and operated hospitals, large clinics and other retailers. No single customer accounted for 10% or more of the Company's net sales during the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, approximately 13.9% of our net sales were generated from our five largest customers as compared to 16.0% for the year ended December 31, 2006.

COMPETITION

The pharmaceutical distribution, retail drugstore and herbal supplement manufacturing industries in China are fragmented and intensely competitive. Currently, 1,410 pharmacy chain drug stores and 58,065 individual pharmaceutical product retailers operate in China. We currently hold less than 0.1% of the market share of the retail drugstore industry. While our primary competition currently comes from other retail drugstore chains and drugstores, we face increasing competition from discount and convenience stores and supermarkets for our non-pharmaceutical products and services. We compete for customers based on store location, selection of products and our brand name.

Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we do. Additionally, many of them have greater name recognition and a larger customer bases than us. These competitors may be able to respond more quickly to changing consumer preferences and new business opportunities than us. Moreover, competition is expected to increase due to the expected consolidation of the drugstore industry and new store opening by our competitors. Our major competitors include: China Nepstar Chain Drugstore Ltd., Shenzhen Accord Pharmacy Co., Ltd., Shenzhen Associate Pharmacy Co., Ltd., Guangzhou Pharmaceutical Company, Jianmin Chain Drugstore, Guangzhou Caizhilin Chain Drugstore, Liaoning Chengda Co., Ltd., Hangzhou Wulin Drugstore Co., Ltd. and Ningbo Siming Dayaofang Co., Ltd.

The market for ginseng products is occupied by a number of competitors, most of which have a longer operating and manufacturing history and higher visibility, name recognition and financial resources than we do. Our competitors in the ginseng processing business include China Beijing Tongrentang Group Co.,Ltd. Many of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, regulatory matters, manufacturing, marketing and sales.

INTELLECTUAL PROPERTY

We rely on a combination of trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness. We currently have four registered trademarks in China, which include Longlife, Zinuo, Yongxintang, Gaoliyuan.

We also rely on unpatented technologies to protect the proprietary nature of our product and manufacturing processes. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. The confidentiality agreements include noncompetition and nonsolicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

GOVERNMENT REGULATION

As a business operating in the PRC, we are subject to various regulations and permit systems by the Chinese government. These regulations cover many of our products, including herbal products, over-the-counter medicines and prescription medications.

         PHARMACEUTICAL PRODUCT DISTRIBUTION

We currently only manufacture herbal supplements containing ginseng; we do not manufacture pharmaceuticals. Pharmaceuticals, which have certain identified medical functions and are designed to treat a specific illnesses or symptoms, can be available by prescription only or over-the-counter and require the approval of China's State Food and Drug Administration ("SFDA") before they can be sold. Our herbal products, also known as dietary supplements or nutritional supplements, are basically prophylactic or preventive in nature and are available over-the-counter, and, in China, only require approval of the local government for their production.

We are subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Distributors of pharmaceutical products are required to obtain permits from the appropriate provincial or county level SFDA where the pharmaceutical distribution enterprise is located. The grant of such permits is subject to an inspection of a distributor's facilities, warehouses, hygienic environment, quality control systems, personnel and equipment. Such permits have five year terms and distributors must apply for renewal no later than six months prior to the expiration date of the permit. We have a wholesale pharmaceutical distribution permit which expires in March 2010. Each of our retail locations also has a pharmaceutical distribution permit, which expire on various dates. We do not have a permit to manufacture pharmaceutical products.

Additionally, under the Supervision and Administration Rules on Pharmaceutical Product Distribution disseminated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is accountable for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. Retail distributors may not sell prescription pharmaceutical products, or Tier A over-the counter pharmaceutical products, listed in the national or provincial medical insurance catalogs without certified in-store pharmacist begin present.

         FOREIGN OWNERSHIP OF WHOLESALE OR RETAIL PHARMACEUTICAL BUSINESSES IN CHINA

Under current PRC law on foreign investment, foreign companies are allowed to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. These regulations limit the number and size of retail pharmacy outlets that a foreign investor may establish. If a foreign investor owns more than 30 outlets that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor's ownership interests in the outlets are limited to 49.0%.

         NUTRITIONAL SUPPLEMENTS AND OTHER FOOD PRODUCTS

Distributors of nutritional supplements and other food products must obtain a food hygiene certificate from the appropriate provincial or local health regulatory authorities pursuant to the PRC Food Hygiene Law and Rules on Food Hygiene Certification. In order to obtain a certificate, a distributor's facilities, warehouses, hygienic environment, quality control systems, personnel and equipment are subject to inspection. Food hygiene certificates are valid for four years, and must be renewed within six months prior to their expiration.

The Chinese Food Sanitation Law promulgates food sanitation standards. In the PRC only products manufactured at Government Good Manufacturing Practice ("GMP") certified facilities are available for sale in China. The China Food and Drug Administration conducts the GMP inspections.

         GOOD SUPPLY PRACTICE STANDARDS

We are required to operate in accordance with Good Supply Practice (the "GSP") standards that regulate wholesale and retail pharmaceutical product distributors. The GSP standards ensure the quality of distribution of pharmaceutical products in China. Pursuant to applicable GSP standards, we must implement strict controls on the distribution of our pharmaceutical products, including those concerning staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. Additionally, we are subject to inspections organized by the local drug regulatory department of the people's government of the province, autonomous region or municipality directly under the PRC central government. We received a GSP Certificate from the Jilin Province SFDA Bureau with a term of five years, which expires at the end of 2008.

         INSURANCE CATALOGUE

The Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are designated by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are designated by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B from region to region.

Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines.

The medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogue is revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration.

Approximately 24% of all the medicines distributed by Yongxin were listed in the Insurance Catalogue during the fiscal years ended December 31, 2007 and 2006, representing 35% and 33%, respectively, of our total revenues for those periods.

         PRICE CONTROLS

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the Insurance Catalogue. The retail prices of certain pharmaceutical products, including many of those listed in the Insurance Catalog, are subject to price controls in the form of fixed prices or price ceilings by the Chinese government. Manufacturers and distributors are not permitted to set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable fixed price imposed by the PRC government. The prices of other medicines that are not subject to price control are determined by the pharmaceutical manufacturers, subject, in certain cases, to providing notice to the provincial pricing authorities.

The Price Control Office of the NDRC, as well as provincial and regional price control authorities, set the retail prices of products that are subject to price controls. The wholesale price of the pharmaceutical products subject to the price controls are generally determined by the set retail price. The maximum prices of such medicine products are published by the state and provincial administration authorities from time to time. Only the pharmaceutical product manufacturer can apply for an increase in the retail price of the product. Approximately 750 of our products are subject to price controls. While all of our pharmaceutical products are subject to price controls, because our products are priced below the price control level, price controls currently do not affect our sales of these products.

         PRC NATIONAL MEDICAL INSURANCE PROGRAM

Eligible participants in the PRC national medical insurance program, mainly consisting of urban residents, can purchase medicines in an authorized pharmacy by presenting their medical insurance cards if the medicines purchased are included in the national or provincial medical insurance catalogues. Authorized pharmacies can generally either sell medicine on credit and obtain reimbursement from relevant government social security bureaus on a monthly basis, or accept payments from the participants at the of the purchase, and the participants in turn obtain reimbursement from relevant government social security bureaus.

Purchases of Tier A pharmaceutical products are generally fully reimbursable, except for certain Tier A pharmaceutical products that are only reimbursable to the extent the medicine is used the purposes stated in the insurance catalogs. Only a portion of purchases of Tier B pharmaceutical are reimbursable; participants purchasing Tier B pharmaceutical products must a certain co-payment which is not reimbursable. Participants have varying amounts in their individual accounts, which varies based on the contributions made by the participants and his or her employer. Different regions in China have different requirements regarding the caps of reimbursements in excess of the amounts in the individual accounts.

         PHARMACEUTICAL PRODUCT ADVERTISEMENT

The Standards for Examination and Publication of Advertisements of Pharmaceutical Products and Rules for Examination of Advertisement of Pharmaceutical Products, promulgated by the PRC State Administration of Industry and Commerce and the SFDA, prevents the deceptive and misleading advertising of pharmaceutical products. These regulations prohibit the advertisement of certain pharmaceutical products and mandate that prescription pharmaceuticals only be advertised in certain authorized medical magazines upon obtaining proper approval from the provincial level of food and drug administration.

         ENVIRONMENTAL REGULATIONS

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We constructed our manufacturing facilities with the PRC's environmental laws and requirements in mind. We have not been named as a defendant in any legal proceedings alleging violation of environmental laws and have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

         INTELLECTUAL PROPERTY PROTECTION IN CHINA

The PRC's intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world's major intellectual property conventions, including:

         o Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

         o Paris Convention for the Protection of Industrial Property (March 19, 1985);

         o        Patent Cooperation Treaty (January 1, 1994); and

         o The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

                  PATENTS

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people's court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People's Court upon the patentee's or the interested parties' request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $62,500.

                  TRADEMARKS

Trademarks in the PRC are government by the PRC Trademark Law and the PRC Trademark Implementing Regulations. The State Administration of Industry and Commerce is responsible for the registration and administration of trademarks in China. The PRC has adopted a "first-to-file" principle with respect to trademarks.

Trademark infringement in the PRC includes using a mark that is identical or similar to a registered trademark with the same or similar products without the trademark registrant's consent, selling products that infringe upon a trademark registrant's exclusive right to use the trademark, counterfeiting or changing or altering a registered trademark and selling products with the unauthorized altered trademark.

 A registered trademark owner who believes his trademark is being infringed may file a complaint with the state or local Administration for Industry and Commerce, or AIC, which can order the immediate cessation of the infringing behavior, seize and destroy infringing products and representations of the trademark, close the facilities used to produce the infringing products or impose a fine. Additionally, the trademark owner may file a civil suit against the infringing party seeking an injunction and/or monetary damages. In addition, the infringing party may be fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party, or an amount up to RMB500,000, or approximately $62,500 if there is no unlawful income earned.

         TAX

Pursuant to the Provisional Regulation of China on Value Added Tax ("VAT") and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

         FOREIGN CURRENCY EXCHANGE

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

         DIVIDEND DISTRIBUTIONS

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

EMPLOYEES

Substantially all of our employees are located in China. At December 31, 2007, we had approximately 642 employees, all of whom are fully time and 166 of whom are licensed pharmacists. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Yongxin is required to contribute a portion of its employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, Yongxin contributed approximately $61,918, $2,430 and $2,108 for the years ended December 31, 2007, 2006 and 2005, respectively. We expect the amount of Yongxin's contribution to the government's social insurance funds to increase in the future as Yongxin expands its workforce and operations.

ITEM 1A:          RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The shares of our common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB under the symbol "NTRG.OB." If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

RISKS RELATED TO OUR BUSINESS

PURCHASES OF MANY OF OUR PRODUCTS ARE DISCRETIONARY, MAY BE PARTICULARLY AFFECTED BY ADVERSE TRENDS IN THE GENERAL ECONOMY, AND AN ECONOMIC DECLINE WILL MAKE IT MORE DIFFICULT TO GENERATE REVENUE.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending in China. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers' disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in China where we manufacture and sell our products. There can be no assurance that consumer spending on many of our products, including skin-care products, cosmetics and nutritional supplements, will not be adversely affected by changes in general economic conditions in China and globally.

While the Chinese economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Also, many observers believe that this rapid growth cannot continue at its current pace and that an economic correction may be imminent. Rapid economic growth can also lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006 and May 2007, the People's Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank could slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO MARKET AND ADVERTISE OUR PRODUCTS EFFECTIVELY.

Our ability to establish effective marketing and advertising campaigns is key to our success. Our advertisements promote our merchandise and our proprietary brand of ginseng-based products, and the pricing of such products. If we are unable to increase awareness of our company and our products, we may not be able to attract new customers. Our marketing activities may not be successful in promoting our products or pricing strategies. We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

WE MAY BE UNABLE TO IDENTIFY AND RESPOND EFFECTIVELY TO SHIFTING CUSTOMER PREFERENCES, AND WE MAY FAIL TO OPTIMIZE OUR PRODUCT OFFERING AND INVENTORY POSITION.

Consumer preferences in the drugstore industry change rapidly and are difficult to predict. The success of our business depends on our ability to predict accurately and respond to future changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality of products, price products correctly and implement effective purchasing procedures. We must optimize our product selection and inventory positions based on consumer preferences and sales trends. If we fail to anticipate, identify or react appropriately to changes in consumer preferences and adapt our product selection to these changing preferences, we could experience excess inventories, higher than normal markdowns or an inability to sell our products, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO MAINTAIN OPTIMAL INVENTORY LEVELS, OUR INVENTORY HOLDING COSTS COULD INCREASE OR CAUSE US TO LOSE SALES, EITHER OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers' demands, we must be careful to avoid amassing excess inventory. Changing consumer demands, manufacturer backorders, uncertainty surrounding new product launches and our increased offering of our proprietary ginseng-based products expose us to increased inventory risks. Demand for products can change rapidly and unexpectedly, including the time between when the product is ordered from the supplier to the time it is offered for sale. We carry a wide variety of products and must maintain sufficient inventory levels of our products. We may be unable to sell certain products in the event that consumer demand changes. Our inventory holding costs will increase if we carry excess inventory, however, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure you that we can accurately predict consumer demand and events and avoid over-stocking or under-stocking products.

OUR BUSINESS AND THE SUCCESS OF OUR PRODUCTS COULD BE HARMED IF WE ARE UNABLE TO MAINTAIN OUR BRAND IMAGE.

We believe that establishing and strengthening our proprietary brands is critical to achieving widespread acceptance of our products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the Chinese pharmaceutical market with competing products. Our ability to promote and position our brands depends largely on the success of our marketing efforts and our ability to provide high quality products and customer service. These activities are expensive and we may not generate a corresponding increase in sales to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to maintain or increase our sales or revenue.

IF WE ARE UNABLE TO MANAGE THE DISTRIBUTION OF OUR PRODUCTS AT OUR DISTRIBUTION CENTERS, WE MAY BE UNABLE TO MEET CUSTOMER DEMAND.

Substantially all of our products are distributed to our stores and our wholesale customers through our "Logistics Center" located in our "Logistics Plaza" located in Chanchun. The efficient operation and management of this facility is essential to our meeting customer demands ability to meet customer demand. Our business would suffer if the operation of this facility were disrupted. Our failure to manage this facility properly could result in higher distribution costs, excess or sufficient inventory, or an inability to fulfill customer orders, each of which could result in a material adverse effect on our results of operations.

DUE TO THE GEOGRAPHIC CONCENTRATION OF OUR SALES IN THE NORTHEAST REGION OF CHINA, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE SUBJECT TO FLUCTUATIONS IN REGIONAL ECONOMIC CONDITIONS.

A significant percentage of our total sales are made in the northeast region of China, particularly in the Jilin province. For the years ended December 31, 2007 and 2006, approximately 85% and 80% of revenues, respectively, was generated from this area. Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

WE HAVE HISTORICALLY DEPENDED ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND THIS DEPENDENCE IS LIKELY TO CONTINUE.

We have historically depended on a limited number of customers for a significant portion of our revenues. We anticipate that a limited number of customers will continue to contribute to a significant portion of our revenues in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business, as the loss of a major customer could expose us to risk of substantial losses. Our sales and revenue could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

CERTAIN DISRUPTIONS IN SUPPLY OF AND CHANGES IN THE COMPETITIVE ENVIRONMENT FOR OUR PRODUCTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

We carry a broad range of merchandise in our stores, including pharmaceuticals, traditional Chinese medicines, herbal and nutritional supplements and cosmetics. A significant disruption in the supply of these products could decrease inventory levels and sales, and materially adversely affect our business. Shortages of products or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase products may adversely affect our ability to maintain sufficient inventories of our products to meet consumer demand. If we were to experience a significant or prolonged shortage of products from any of our suppliers and could not procure the products from other sources, we would be unable to meet customer demand, which would adversely affect our sales, margins and customer relations.

OUR OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED IF THIRD-PARTY CARRIERS WERE UNABLE TO TRANSPORT OUR PRODUCTS ON A TIMELY BASIS.

All of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers and to our retail stores. If adequate third party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS VERY COMPETITIVE AND, IF WE CANNOT EFFECTIVELY COMPETE, OUR BUSINESS WILL BE HARMED.

The industries in which we operate are highly fragmented and very competitive. We compete with local drugstores and other local manufacturers of herbal products and with large foreign multinational companies that offer products that are similar to ours. Some of these competitors have larger local or regional customer bases, more locations, more brand equity, and substantially greater financial, marketing and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer tastes. We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects

WE MAY NOT BE SUCCESSFUL IN COMPETING WITH OTHER WHOLESALERS AND DISTRIBUTORS OF PHARMACEUTICAL PRODUCTS IN THE TENDER PROCESSES FOR THE PURCHASE OF MEDICINES BY STATE-OWNED AND STATE-CONTROLLED HOSPITALS.

Our wholesale business sells various pharmaceutical products to hospitals owned and controlled by government authorities in the PRC. Government owned hospitals purchase pharmaceutical products by using collective tender processes. During a collective tender process, a hospital establishes a committee of recognized pharmaceutical experts, which assesses bids submitted by pharmaceutical manufacturers. The hospitals may only purchase pharmaceuticals that win in collective tender processes. The collective tender process for pharmaceuticals with the same chemical composition must be conducted at least annually, and pharmaceuticals that have won in the collective tender processes previously must participate and win in the collective tender processes in the following period before hospitals may make new purchases. If we are unable to win purchase contracts through the collective tender processes in which we decide to participate, we will lose market share to our competitors, and our sales and profitability will be adversely affected.

COUNTERFEIT PRODUCTS IN CHINA COULD NEGATIVELY IMPACT OUR REVENUES, BRAND REPUTATION, BUSINESS AND RESULTS OF OPERATIONS.

Our products are also subject to competition from counterfeit pharmaceuticals, which are pharmaceuticals manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and/or manufacturer. Counterfeit pharmaceuticals are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts. Although the PRC government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Despite our implementation of quality controls, we cannot assure you that we would not be distributing or selling counterfeit products inadvertently. Any accidental sale or distribution of counterfeit products can subject our company to fines, administrative penalties, litigation and negative publicity, which could negatively impact our revenues, brand reputation, business and results of operations.

THE RETAIL PRICES OF SOME OF OUR PRODUCTS ARE SUBJECT TO PRICE CONTROLS BY THE PRC GOVERNMENT, WHICH MAY AFFECT BOTH OUR REVENUES AND NET INCOME.

The laws of the PRC permit the PRC government to fix and adjust prices of certain pharmaceutical products, including many of those listed in the Medical Insurance Catalog. Through these price controls, the government can fix retail prices and set retail price ceiling for certain of the pharmaceutical products we sell. Additionally, the PRC government may periodically adjust the retail prices of these products downward in order to make pharmaceuticals more affordable to the general Chinese population. While our sales of pharmaceutical products are not affected by the price controls because we currently sell such products are prices below the price control level, we cannot guarantee that our sales of these products will not be affected in the future, as price controls may be increased or may affect additional products. To the extent that we are subject to price controls, our revenue, gross profit, gross margin and net income will be affected because the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC. Any future price controls or price reductions may reduce our revenue and profitability and have a material adverse effect on our financial condition and results of operations.

IF WE DO NOT COMPLY WITH THE APPLICABLE PRC LAWS AND REGULATIONS CONTROLLING THE SALE OF MEDICINES UNDER THE PRC NATIONAL MEDICAL INSURANCE PROGRAM, WE MAY BE SUBJECT TO FINES AND OTHER PENALTIES.

Persons eligible to participate in the PRC National Medical Insurance Program can buy medicines that have been included in the medical insurance catalog using a medical insurance card in an authorized pharmacy. The applicable PRC government social security bureau then reimburses the pharmacy. PRC law also forbids pharmacies from selling goods other than pre-proved medicines when purchases are made with medical insurance cards. While we have established procedures to prevent our drugstores from selling unauthorized goods to customers who make purchases with medical insurance cards, we cannot assure you that these procedures will be properly followed at all times in all of our stores. Violations of this prohibition by any of our drugstores may result in the revocation of its status as an authorized pharmacy. Additionally, we could be subject to other fines or other penalties, and to negative publicity, which could damage our company's reputation and have a material adverse effect on our results of operations.

OUR CERTIFICATES, PERMITS, AND LICENSES RELATED TO OUR OPERATIONS ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL AND FAILURE TO OBTAIN RENEWAL WILL CAUSE ALL OR PART OF OUR OPERATIONS TO BE TERMINATED.

We are subject to various PRC laws and regulations pertaining to our wholesale, retail and manufacturing operations. We have attained certificates, permits, and licenses required for the operation of a pharmaceutical distributor and retailer and the manufacture of herbal and nutritional products in the PRC. We cannot assure you that we will have all necessary permits, certificates and authorizations for the operation of our business at all times. Additionally, our certifications, permits and authorizations are subject to periodic renewal by the relevant government authorities. We intend to apply for renewal of these certificates, permits and authorizations prior to their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operations and profitability.

OUR PLANNED EXPANSION OF SALES INTO OVERSEAS MARKETS COULD FAIL, REDUCE OPERATING RESULTS AND/OR EXPOSE US TO INCREASED RISKS ASSOCIATED WITH DIFFERENT MARKET DYNAMICS AND COMPETITION IN ANY OF THE FOREIGN COUNTRIES WHERE WE ATTEMPT TO SELL OUR PRODUCTS.

We could face many new obstacles in our planned expansion of product sales in overseas markets. We currently have plans to open two retail pharmacy stores in the United States in fiscal 2008. These markets are untested for our products and we face risks in expanding our business overseas, which include differences in regulatory product testing requirements, patent protection, taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

WE MAY SUFFER AS A RESULT OF PRODUCT LIABILITY OR DEFECTIVE PRODUCTS.

We may produce or sell products which inadvertently have an adverse effect on the health of individuals despite proper testing which may expose us to potential product liability claims. Such claims may arise despite our quality controls, proper testing and instruction for use of our products, either due to a defect during manufacturing or due to the individual's improper use of the product. In addition, we may be required to participate in a recall of defective products. Adverse side effects or manufacturing problems could also result in adverse publicity which could harm our business.

Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize some products.

WE CANNOT GUARANTEE THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS AND IF INFRINGEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS OCCURS, INCLUDING COUNTERFEITING OF OUR PRODUCTS, OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED.

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2007, we had registered 4 trademarks. Our products are currently sold under these trademarks in the PRC, and we plan to expand the sale and distribution of our products to other international markets. We plan to apply for trademark protection of these and other marks in the United States in connection with the expansion of our retail drugstores into California. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China, the U.S. or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

IF OUR PRODUCTS ARE ALLEGED TO OR FOUND TO CONFLICT WITH PATENTS THAT HAVE BEEN OR MAY BE GRANTED TO COMPETITORS OR OTHERS, OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED.

The competitive nature of the nutritional and herbal products market make the patent position of the manufacturers of such products subject to numerous uncertainties related to complex legal and factual issues. While we currently do not own any patents or license patents from third parties, other parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we were to become involved in such litigation, it could consume a substantial portion of our time and resources. Also, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

WE RELY ON TRADE SECRET PROTECTIONS THROUGH CONFIDENTIALITY AGREEMENTS WITH OUR EMPLOYEES, CUSTOMERS AND OTHER PARTIES; THE BREACH OF SUCH AGREEMENTS COULD ADVERSELY AFFECT OUR BUSINESS ANDS RESULTS OF OPERATIONS.

We also rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR EMPLOYEE EFFICIENCY, PRODUCT QUALITY, WORKING CAPITAL LEVELS, AND RESULTS OF OPERATIONS.

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2007, we had approximately 642 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Each of the named executive officers performs key functions in the operation of our business. The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations.

WE ARE DEPENDENT ON A TRAINED WORKFORCE AND AN INABILITY TO RETAIN OR EFFECTIVELY RECRUIT SUCH EMPLOYEES, INCLUDING IN-STORE PHARMACISTS FOR OUR STORES, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We must attract, recruit and retain a sizeable workforce of qualified and trained staff, including in-store pharmacists, in order to operate our retail drugstores. Applicable PRC regulations require at least one qualified pharmacist to be stationed in each drugstore to instruct or advise customers on prescription medications. A shortage of pharmacists in the past few years has occurred in the past few years due to increasing demand within the drugstore industry as well as demand from other businesses in the healthcare industry. We face competition for personnel from other drugstore chains, supermarkets, retail chains, and pharmaceutical companies. We cannot assure you that we will be able to attract, hire and retain sufficient numbers of in-store pharmacists necessary to continue to develop and grow our business.

Additionally, we must recruit and retain technically competent employees to develop and manufacture our pharmaceutical products. Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced pharmacists and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our operational needs.

OUR QUARTERLY RESULTS MAY FLUCTUATE BECAUSE OF MANY FACTORS AND, AS A RESULT, INVESTORS SHOULD NOT RELY ON QUARTERLY OPERATING RESULTS AS INDICATIVE OF FUTURE RESULTS.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

         o vulnerability of our business to a general economic downturn in China;

         o fluctuation and unpredictability of costs related to the raw materials used to manufacture our products;

         o        seasonality of our business;

         o        changes in the laws of the PRC that affect our operations;

         o        competition from our competitors; and

         o Our ability to obtain necessary government certifications and/or licenses to conduct our business.

OUR STRATEGY TO ACQUIRE COMPANIES MAY RESULT IN UNSUITABLE ACQUISITIONS OR FAILURE TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES, WHICH COULD LEAD TO REDUCED PROFITABILITY.

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

         o unexpected losses of key employees or customer of the acquired company;

         o difficulties integrating the acquired company's standards, processes, procedures and controls;

         o        difficulties coordinating new product and process development;

         o difficulties hiring additional management and other critical personnel;

         o difficulties increasing the scope, geographic diversity and complexity of our operations;

         o difficulties consolidating facilities, transferring processes and know-how;

         o difficulties reducing costs of the acquired company's business;

         o        diversion of management's attention from our management; and

         o adverse impacts on existing business relationships with customers.

RISKS RELATED TO US DOING BUSINESS IN CHINA

SUBSTANTIALLY ALL OF OUR ASSETS ARE LOCATED IN THE PRC AND SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM OUR OPERATIONS IN CHINA, AND CHANGES IN THE POLITICAL AND ECONOMIC POLICIES OF THE PRC GOVERNMENT COULD HAVE A SIGNIFICANT IMPACT UPON THE BUSINESS WE MAY BE ABLE TO CONDUCT IN THE PRC AND ACCORDINGLY ON THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

OUR OPERATIONS ARE SUBJECT TO PRC LAWS AND REGULATIONS THAT ARE SOMETIMES VAGUE AND UNCERTAIN. ANY CHANGES IN SUCH PRC LAWS AND REGULATIONS, OR THE INTERPRETATIONS THEREOF, MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

The PRC's legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd., ("Yongxin") is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

         o        levying fines;

         o        revoking our business license, other licenses or authorities;

         o        requiring that we restructure our ownership or operations; and

         o requiring that we discontinue any portion or all of our business.

THE SCOPE OF OUR BUSINESS LICENSE IN CHINA IS LIMITED, AND WE MAY NOT EXPAND OR CONTINUE OUR BUSINESS WITHOUT GOVERNMENT APPROVAL AND RENEWAL, RESPECTIVELY.

Our principal operating subsidiary, Yongxin, is a wholly foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market pharmaecutial products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, it will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure investors that Yongxin will be able to obtain the necessary government approval for any change or expansion of its business.

OUR BUSINESS IS SUBJECT TO A VARIETY OF ENVIRONMENTAL LAWS AND REGULATIONS. OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We are subject to various environmental laws and regulations that require us to obtain environmental permits and are subject to registration and inspection by the State Food and Drug Administration of China ("SFDA"). We have a provincial license issued by the Business Administration Bureau, Jilin Province. Although we are currently compliant with all provisions of our registrations and licenses, we cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits. Additionally, we cannot guarantee you that our licenses and registrations will be renewed. Any non-renewal of any of our required permits and licenses could result in the termination of our business operations.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY CREATE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OR LIMIT OUR ABILITY TO OPERATE, INCLUDING OUR ABILITY TO PAY DIVIDENDS.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

On August 8, 2006, the PRC Ministry of Commerce ("MOFCOM"), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the "Revised M&A Regulations"), which took effect September 8, 2006. These new rules significantly revised China's regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater

PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

THE FOREIGN CURRENCY EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the U.S. Dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

INFLATION IN THE PRC COULD NEGATIVELY AFFECT OUR PROFITABILITY AND GROWTH.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People's Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

IF WE MAKE EQUITY COMPENSATION GRANTS TO PERSONS WHO ARE PRC CITIZENS, THEY MAY BE REQUIRED TO REGISTER WITH THE STATE ADMINISTRATION OF FOREIGN EXCHANGE OF THE PRC, OR SAFE. WE MAY ALSO FACE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OUR ABILITY TO ADOPT AN EQUITY COMPENSATION PLAN FOR OUR DIRECTORS AND EMPLOYEES AND OTHER PARTIES UNDER PRC LAW.

On April 6, 2007, SAFE issued the "Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as "Circular 78." It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company's covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME (SARS), AVIAN FLU, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, IN THE PRC COULD ADVERSELY AFFECT OUR OPERATIONS.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

         o quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

         o        the sickness or death of our key officers and employees, and

         o        a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A DOWNTURN IN THE ECONOMY OF THE PRC MAY SLOW OUR GROWTH AND PROFITABILITY.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

BECAUSE OUR BUSINESS IS LOCATED IN THE PRC, WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS, WHICH IT IS REQUIRED TO DO IN ORDER TO COMPLY WITH U.S. SECURITIES LAWS.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of its financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

INVESTORS MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED UPON U.S. LAWS, INCLUDING THE FEDERAL SECURITIES LAWS OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, all but one of our directors and officers are nationals and residents of China or Hong Kong. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CAPITAL STRUCTURE

IF WE ARE FOUND TO BE IN VIOLATION OF CURRENT OR FUTURE PRC LAWS, RULES OR REGULATIONS REGARDING THE LEGALITY OF FOREIGN INVESTMENT IN THE PRC WITH RESPECT TO OUR OWNERSHIP STRUCTURE, WE COULD BE SUBJECT TO SEVERE PENALTIES.

We conduct business operations solely in the PRC through our wholly owned subsidiary, Yongxin, and our 90% owned subsidiary, Dingjian. We are a Delaware corporation, most of our direct and indirect subsidiaries are companies organized under the laws of the PRC. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our pharmaceutical distribution and retail drugstore businesses.

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion of our existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing our business operations in the PRC that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries' and our current or proposed businesses and operations. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including:

         o        levying fines;

         o        confiscating our income;
         o        revoking business and other licenses;
         o requiring us to discontinue any portion or all of our business;
         o requiring us to restructure our ownership structure or operations; and
         o        requiring actions necessary for compliance.

In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

WE MAY BE ADVERSELY AFFECTED BY COMPLEXITY, UNCERTAINTIES AND CHANGES IN PRC REGULATION OF PHARMACEUTICAL BUSINESSES AND DRUGSTORE COMPANIES, INCLUDING LIMITATIONS ON OUR ABILITY TO OWN KEY ASSETS.

The PRC government regulates the pharmaceutical and drugstore industries including foreign ownership of, and the licensing and permit requirements pertaining to, companies operating in these industries. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the pharmaceutical industry include those relating evolving licensing practices. Permits, licenses or operations at our company may be subject to challenge, which may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us. Although we believe we comply with current PRC regulations, we cannot assure you that our ownership and operating structure comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could take other regulatory or enforcement actions against us that could be harmful to our business.

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK, AND THERE IS NO ASSURANCE OF A MORE ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF OUR INVESTORS TO SELL THEIR SECURITIES IN THE PUBLIC MARKET.

While, our common stock is currently listed on the Over-the-Counter Bulletin Board ("OTCBB"), there is currently a very limited trading market for our common stock. The Financial Industry Regulatory Authority has enacted changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the "NASDAQ Global Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Market prices for our common stock after the Share Exchange will be influenced by a number of factors, including:

         o Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
         o        Our financial position and results of operations;
         o Concern as to, or other evidence of, the reliability and safety of our products and services or our competitors' products and services;
         o Announcements of innovations or new products or services by us or our competitors;

         o U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;
         o Chinese governmental regulatory actions and the impact of such requirements on our business;
         o        The development of litigation against us;
         o        Period-to-period fluctuations in our operating results;
         o Changes in estimates of our performance by any securities analysts;
         o The issuance of new equity securities pursuant to a future offering or acquisition;
         o Changes in interest rates and/or foreign currency exchange rates;
         o Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o        Investor perceptions of us; and
         o General economic and other national and international conditions.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

We may file a registration statement to register the shares issued to the Yongxin shareholders pursuant to the Share Exchange. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

The shareholders who received shares of our common stock in the Share Exchange and/or their designees may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

FOLLOWING THE SHARE EXCHANGE, THE FORMER PRINCIPAL SHAREHOLDERS OF YONGXIN HAVE SIGNIFICANT INFLUENCE OVER US.

The former shareholders of Yongxin and their designees beneficially own or control a majority of our outstanding shares as of April 15, 2008. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such shareholders may also have the power to prevent or cause a change in control. In addition, without the consent of the former Yongxin shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of the former Yongxin shareholders may differ from the interests of our other stockholders.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting, or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

THE FOREIGN CURRENCY EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for our operational needs or paying dividends on our common stock, the U.S. Dollar equivalent of our earnings from our subsidiaries in China would be reduced should the U.S. Dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

WE MAY NOT BE ABLE TO ACHIEVE THE BENEFITS WE EXPECT TO RESULT FROM THE SHARE EXCHANGE.

On April 12, 2008, we entered into the Second Amendment to the Share Exchange Agreement with Yongxin, effective November 16, 2007, and all of the shareholders of Yongxin, pursuant to which we agreed to acquire 80% of the issued and outstanding equity interest of Yongxin in exchange for shares of our common stock. On November 16, 2007, the Share Exchange closed, Yongxin became our 80%-owned subsidiary and we assumed the business operations Yongxin. We also have a new Board of Directors and management consisting of persons from Yongxin and changed our corporate name from "Digital Learning Management Corporation" to "Nutradyne Group, Inc."

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

         o        access to the capital markets of the United States;
         o the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company;
         o the ability to use registered securities to make acquisitions of assets or businesses;
         o        increased visibility in the financial community;
         o        enhanced access to the capital markets;
         o        improved transparency of operations; and
         o perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management's attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK," AND THEREBY IS SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

Our common stock is currently considered to be a "penny stock" because it does not qualify for one of the exemptions from the definition of "penny stock" under
Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the "Exchange Act"). Our common stock is considered a "penny stock" because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange;
(iii) it is NOT quoted on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE AND, AS A RESULT, OUR INVESTORS' SOLE SOURCE OF GAIN, IF ANY, WILL DEPEND ON CAPITAL APPRECIATION, IF ANY.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in the City of Industry, California in the United States at 927 Canada Court, City of Industry, CA 91748. We also lease office space in the in the Jilin Province under a lease that expires on June 30, 2020.

We currently operate one national distribution center located in Changchun that provides us with 43,000 square meters of storage space. We lease our distribution center under a long-term lease agreement that expires in 2020 and do not anticipate any material difficulties in renewing our lease upon its expiration.

Currently, all of our retail drugstores are located in the Jilin Province in China. We lease substantially all of our store locations from various third-parties under a total of 84 leases with terms ranging from 1 to 5 years, which are renewed upon expiration. The total combined space for our stores consisted of 10,794 square meters. Twenty-seven (27) of our store leases expire in 2008, eighteen (18) expire in 2009, three (3) expire in 2010, eighteen (18) expire in 2011 and thirteen (13) expire in 2012. We must negotiate with the landlords to extend our leases or enter into new leases upon their expiration, at which time the landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. Our retail stores are relatively small in size and are generally easily movable to new locations. We do not expect our drugstore operations to be adversely affected by any failure to renew or enter into new leases.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings, and we are not aware of any threatened material legal proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In September 2007, we distributed a Consent Solicitation Statement to our stockholders of record on June 19, 2007 in connection with the solicitation of stockholder consents by our board of directors, in lieu of a meeting of stockholders, with respect to:

         (i) the approval of a reverse split of our common stock in a ratio of one (1) new share for every 11.97492 existing shares of common stock;

         (ii) the approval of amendments to our Certificate of Incorporation to: (a) effect the 1-for-11.97492 reverse stock split with respect to our common stock while maintaining the current number of authorized shares of common stock, and (b) change the name of the Company to "Nutradyne Group, Inc." (the "Amendment"); and

         (iii) the entrance into a Share Exchange Agreement with Yongxin and the shareholders of Yongxin.

On October 16, 2007, we were informed by our transfer agent, Pacific Stock Transfer that the above three matters were approved by our stockholders by the following margins:


RESOLUTION                                          FOR       AGAINST    ABSTAIN     TOTAL
                                                -----------------------------------------------
(i)   Approval of Reverse Stock Split            38,397,586   17,500        0      38,415,086
(ii)  Amendment of Certificate of Incorporation  38,394,586   17,500      3,000    38,415,086
(iii) Entrance into Share Exchange Agreement     38,402,086   13,000        0      38,415,086

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock are currently quoted for trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "NTRG.OB".

On October 25, 2007, we effected a 1-for-11.97492 reverse split of our common stock. At the time of the reverse stock split, each 11.97492 shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change the number of authorized shares of our common stock. All common share and per share amounts throughout this Report have been adjusted to give effect to this reverse 1-for-11.97492 stock split.

The following table sets forth the high and low bid prices for our common stock since for the last two years.

        ------------- --------------------- ------------------- ----------------
            YEAR            QUARTER                HIGH               LOW
        ------------- --------------------- ------------------- ----------------
            2007            First                 $0.07              $0.06
            2007            Second                [___]              [___]
            2007            Third                 [___]              [___]
            2007            Fourth                $1.55              $1.55
            2006            First                 $0.19              $0.02
            2006            Second                $0.70              $0.17
            2006            Third                 $0.25              $0.02
            2006            Fourth                $0.12              $0.01


On April 14, 2008, the last sale price of our common stock as reported on the OTCBB was $0.56 The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

         o Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
         o        Our financial position and results of operations;
         o Concern as to, or other evidence of, the reliability and safety of our products and services or our competitors' products and services;
         o Announcements of innovations or new products or services by us or our competitors;
         o U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;
         o Chinese governmental regulatory actions and the impact of such requirements on our business;
         o        The development of litigation against us;
         o        Period-to-period fluctuations in our operating results;
         o Changes in estimates of our performance by any securities analysts;
         o The issuance of new equity securities pursuant to a future offering or acquisition;
         o        Changes in interest rates;
         o Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o        Investor perceptions of us; and
         o        General economic and other national conditions.

STOCKHOLDERS

As of December 31, 2007, we had 47 stockholders of record of our common stock and two stockholders of record of our Series A Preferred Stock.

DIVIDENDS

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We did not pay any cash dividends during the years ended December 31, 2007 or 2006.

TRANSFER AGENT

The transfer agent and registrar for our common stock is Pacific Stock Transfer, Inc.

ADDITIONAL INFORMATION

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT, "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT OUR MANAGEMENT'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND OUR CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion relates to a discussion of the financial condition and results of operations of Changchun Yongxin Dirui Medical Co., Ltd. (referred to herein as "Yongxin"). This management's discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this current report.

OVERVIEW

We were incorporated in the state of Delaware in 1999 under the name FreePCSQuote.Com, Inc. to offer Internet technology solutions and services to other businesses. On November 16, 2007, we closed a share exchange transaction, described below, pursuant to which (i) we became the 80% parent of Yongxin and its subsidiaries; (ii) assumed the operations of Yongxin and its subsidiaries, and (iii) changed our name from Digital Learning Management Corporation to Nutradyne Group, Inc. Our corporate offices are located at 927 Canada Court, City of Industry, CA 91748.

On December 21, 2006, Digital Learning Management Corporation ("DLMC") entered into a Share Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd. ("Yongxin") and all of its shareholders. On June 15, 2007, DLMC entered into an Amended Share Exchange Agreement with Yongxin and its shareholders. On April 12, 2008, Nutradyne, Yongxin and the Yongxin shareholders entered into the Second Amendment to the Share Exchange Agreement, effective November 16, 2007 (the "Second Amendment"). Pursuant to the agreements, DLMC agreed to issue an aggregate of 21,000,000 shares of its common stock and 5,000,000 of its Series A Convertible Preferred Stock in exchange for 80% of the issued and outstanding equity interest of Yongxin (the "Share Exchange"). On November 16, 2007, the Share Exchange closed and Yongxin became an 80%-owned subsidiary of DLMC, which immediately changed its name to "Nutradyne Group, Inc." A total of 21,000,000 share of common stock and 5,000,000 shares of Series A Preferred Stock were issued to the former shareholders of Yongxin and/or their designees.

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of Yongxin own a majority of the issued and outstanding shares of common stock of Nutradyne, and the directors and executive officers of Yongxin became the directors and executive officers of Nutradyne. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are still those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries".

Yongxin was established in 1993 and is located in Changchun City, Jilin Province in the PRC. Through Yongxin and its subsidiaries, we engage in the manufacture and distribution of ginseng-based herbal products and in the wholesale and retail distribution of pharmaceutical products, medical equipment, over-the counter medicines and other health-care related items. We have established a distribution center in the Jilin Province in the PRC that can store over 15,000 types of products and process over 30,000 orders per day for our wholesale business customers. Our network of retail drugstores in China carry over 10,000 different types of products, including our proprietary brands of ginseng-based herbal products, service an average of 4,220 customers per day. We currently manufacture 4 types of our ginseng-based products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets..

ACCOUNTS RECEIVABLE. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

INVENTORIES. Inventories are valued on a lower of weighted average cost or market basis. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. Work in process inventories include the cost of raw materials and outsource processing fees.

IMPAIRMENT OF LONG LIVED ASSETS. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

REVENUE RECOGNITION. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company's historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

INCOME TAXES. The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

FOREIGN CURRENCY TRANSLATION. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

STOCK BASED COMPENSATION. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.

RESULTS OF OPERATIONS

The following table sets forth certain items in our statement of operations and balance sheets for the periods shown:



                                                 FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                               2007             2006

NET REVENUES                              $ 47,892,833      $ 38,995,103

COST OF SALES                               39,898,004        35,752,308

GROSS PROFIT                                 7,994,830         3,242,795

OPERATING EXPENSES:
     Selling expenses                        2,561,721         1,301,260
     General and administrative              1,314,229         1,658,528
        TOTAL OPERATING EXPENSES             3,875,950         2,959,788

INCOME FROM OPERATIONS                       4,118,879           283,008

OTHER INCOME (EXPENSE):
     Other income                              678,888         1,547,538

     Other expense                            (101,114)          (55,781)
     Interest income (expense)                (190,954)           (2,044)
        TOTAL OTHER INCOME                     386,820         1,489,713

OPERATING INCOME BEFORE TAX
& MINORITY INTEREST                          4,505,700         1,772,721

PROVISION FOR INCOME TAX                       (17,888)               --

NET INCOME BEFORE MINORITY
INTEREST                                     4,487,812         1,772,721

MINORITY INTEREST                                  989                --

NET INCOME BEFORE NON-CONTROLLING INTEREST   4,486,823         1,772,721

NON-CONTROLLING INTEREST                       909,444                --

NET INCOME-NET OF NON-CONTROLLING INTEREST   3,577,379         1,772,721

OTHER COMPREHENSIVE ITEM:

    FOREIGN CURRENCY TRANSLATION GAIN          738,606           221,898

NET COMPREHENSIVE INCOME                  $  5,225,429      $  1,994,619


COMPARISON OF YEAR ENDED DECEMBER 31, 2007 ("FISCAL 2006) WITH THE YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2006")

NET REVENUES. For the year ended December 31, 2007, our net revenues increased approximately 22.82% from $38,995,103 to $47,892,833 relative to the same period ended December 31, 2006. The increase in revenues resulted mainly from the remodeling of the stores, developing new chain stores and due to stronger market.

COST OF SALES. Cost of sales to net sales percentage decreased from $35,752,308, or approximately 92% of net revenues for the year ended December 31, 2006, to $39,898,004, or approximately 83% of net sales for the year ended December 31, 2007. The approximately 9% decrease in percentage was primarily due to the economies of scale due to higher purchases with the increase in revenue.

GROSS PROFIT. Gross profit increased approximately 147% from $3,242,795 for the year ended December 31, 2006 to $7,994,830 for the year ended December 31, 2007. This increase in gross profit was primarily due to the increase in the revenues and the reduction in the cost of sales during the period.

OPERATING EXPENSES. For the year ended December 31, 2007, overall operating expenses increased approximately 31% from $2,959,788 to $3,875,950 relative to the year ended December 31, 2006. This increase was mainly due to the following:

         SELLING EXPENSES. Selling expenses increased approximately 97% from $1,301,260 for the year ended December 31, 2006 to $2,561,721 for the same period in 2007. This increase was related to an increase in revenues for the period.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,658,528 for the year ended December 31, 2006, as compared to $1,314,229 for the year ended December 31, 2007, a decrease of 21%. This decrease is the result of better cost management and also due to reduction in the advisory fee paid during the year 2006 as the Company was looking for acquisition candidates.

NET INCOME/(LOSS). Net income increased approximately 102% from a net income of 1,772,721 for the year ended December 31, 2006 to a net income of $4,505,700 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash on hand of $ 1,180,029.

At December 31, 2007, we had loans payable to various unrelated parties amounting to $ 1,349,593.

The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months and on a long term basis. The Company may also seek additional financing to meet the needs of its long-term strategic plan.

We currently have no material commitments for capital expenditures. Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to complete the projects. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

The Company will continue its growth from internal resources by modifying/making it look attractive to get most customer. We will have at least 10% internal growth from our current resources.

We are planning to raise capital to do acquisition and increase our revenue by 25%.

         CASH FLOWS

Net cash flow used in operating activities was $1.8 million for the year ended December 31, 2007 and $398,514 for the year ended December 31, 2006. For the year ended December 31, 2007, decrease in cash flows provided by operating activities was attributable to an increase in accounts receivables of $3.6 million, an increase in advance to suppliers of $3.4 million,an increase in inventory of $2.5 million and an increase in account payable of $1.4 millionoffset by our net income of $4.8 million. For the year ended December 31, 2006, cash flows used in operating activities was attributable to our net income of $1.8 million and a decrease in inventory of $2.6 million offset by an increase in advance to suppliers of $2.0 million, increase in accounts receivables of $1.1 million and a decrease in accounts payable of 1.6 million.

The Company incurred a cash outflows of $1.0 million in investing activities during the year ended December 31, 2007, as compared to $255,000 used in investing activities for the same period in 2006 for the purchase of property & equipment.

Net cash flow provided by financing activities was $2.7 million for the year ended December 31, 2007 and $392,000 for the year ended December 31,2006. We raised a loan of $1.2 million from unrelated parties and $1.5 million from related parties during the year ended December 31, 2007. For the same period in 2006, we raised $351,000 from unrelated parties and $41,000 from related party advances.


CONTRACTUAL OBLIGATIONS

This table summarizes our known contractual obligations and commercial commitments at December 31, 2007.


--------------------------- -----------------------------------------------------------------------------------
Contractual Obligations                                   PAYMENTS DUE BY PERIOD
--------------------------- -----------------------------------------------------------------------------------
                                 TOTAL         LESS THAN 1       1-3 YEARS       3-5 YEARS       MORE THAN 5
                                                  YEAR                                              YEARS
--------------------------- ---------------- ---------------- ---------------- --------------- ----------------
Long-Term Debt                $        -        $        -     $        -        $       -         $     -
Obligations
--------------------------- ---------------- ---------------- ---------------- --------------- ----------------

Capital Lease                 $        -        $        -     $        -        $       -         $     -
Obligations
--------------------------- ---------------- ---------------- ---------------- --------------- ----------------

Operating Lease               $  3,567,083      $   693,257    $  2,151,132      $  2,139,624      $     -
Obligations
--------------------------- ---------------- ---------------- ---------------- --------------- ----------------

Purchase Obligations          $  5,030,339     $  5,030,339    $        -        $      -          $     -
--------------------------- ---------------- ---------------- ---------------- --------------- ----------------

Other Long-Term               $  1,677,273     $  1,677,273    $        -        $      -          $     -
Liabilities Reflected on
the Registrant's Balance
Sheet under GAAP
--------------------------- ---------------- ---------------- ---------------- --------------- ----------------

--------------------------- ---------------- ---------------- ---------------- --------------- ----------------
TOTAL                          $ 10,274,695    $  7,400,869    $  2,151,132      $ 2,139,624       $     -
--------------------------- ---------------- ---------------- ---------------- --------------- ----------------


INFLATION AND SEASONALITY

Inflation has not had a significant impact on our operations during the last two fiscal years.

Our business experiences seasonal variations in demand, which affects the sales of certain of our pharmaceutical and OTC products. Sales of our pharmaceutical and OTC products are typically stronger from October to March due to the winter cold and flu season and weaker from April to September of each year when traffic at our stores decreases. The difference in sales between our busy and off-seasons is approximately 20%. Additionally, sales of our cosmetic and personal care products are affected, to some extent, by seasonal purchasing patterns and product changes. Most of our ginseng customers place orders in the first and fourth quarter in each year, as ginseng is harvested in the fall, and after necessary processing procedures, it available for sale to our customers in the winter.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(B)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

         o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(C) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On December 21, 2006, Digital Learning Management Corporation ("DLMC") entered into a Share Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd. ("Yongxin") and all of its shareholders. On June 15, 2007, DLMC entered into an Amended Share Exchange Agreement with Yongxin and its shareholders. On April 12, 2008, DLMC, Yongxin and the Yongxin shareholders entered into the Second Amendment to the Share Exchange Agreement, effective November 16, 2007 (the "Second Amendment"). Pursuant to the share exchange agreement (the "Exchange Agreement"), we agreed to issue an aggregate of 21 million shares of our common stock and 5 million shares of our preferred stock in exchange for 80% of the issued and outstanding equity interest of Yongxin (the "Share Exchange"). The Share Exchange closed on November 16, 2007. Following the Share Exchange, the sole business conducted by our company is the business conducted by Yongxin prior to the Share Exchange, and certain of the officers and directors of Yongxin became officers and directors of our company. Also, as a result of the Share Exchange, the internal control over financial reporting utilized by Yongxin prior to the Share Exchange became the internal control over financial reporting of our company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements: See "Index to Consolidated Financial Statements" in
    Part II, Item 8 of this annual report on Form 10-K.

2.  Financial Statement Schedule: Not applicable.

3. Exhibits: The exhibits listed in the accompanying "Index to Exhibits" are filed or incorporated by reference as part of this Form 10-K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Changchun, People's Republic of China, on April 15, 2008.


                                              NUTRADYNE GROUP, INC.
                                              (Registrant)



Dated: April 15, 2008                             /s/  Yongxin Liu
                                               --------------------
                                               By:  Yongxin Liu
                                               Chief Executive Officer and
                                               Chairman of the Board
                                               (Principal Executive Officer)

Dated:  April 15, 2008                            /s/  Yongkui Liu
                                               -------------------------
                                               By:  Yongkui Liu
                                               Chief Financial Officer
                                               (Principal Financial Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


     SIGNATURE                            CAPACITY                                               DATE
     ---------                            --------                                               ----

     /s/  Yongxin Liu                     Chief Executive Officer and                         April 15, 2008
     ------------------                   Chairman of the Board
     By:  Dang Yu Pan                     (Principal Executive Officer)

     /s/  Yongkiu Liu                     Chief Financial Officer and Director                April 15, 2008
     ------------------                   (Principal Financial and Accounting
     By:  Yongkiu Liu                     Officer)

                                          Director                                            April 15, 2008
     ------------------
     Ning Liu

     /s/  Xinhai Li                       Director                                            April 15, 2008
     -----------------
     Xinhai Li

                                          Director                                            April 15, 2008
     -------------------
     Umesh I. Patel

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

2.1 Exchange Agreement by and between Digital Learning Management Corporation and Changchun Yongxin Dirui Medical Co., Ltd dated December 21, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006).

2.1(a) First Amendment to Share Exchange Agreement, dated as of June 15, 2007, by and among Digital Learning Management Corporation, Chanchun Yongxin Dirui Medical Co., Ltd. ("Yongxin") and the shareholders of Yongxin (incorporated by reference to Exhibit B to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

2.1(b) Second Amendment to the Share Exchange Agreement, dated as of April 12, 2008,and effective as of November 16, 2007, by and among Nutradyne Group, Inc., Chanchun Yongxin Dirui Medical Co., Ltd. ("Yongxin") and the shareholders of Yongxin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange on April 15, 2008)

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, filed with the SEC on November 5,
         1999).

3.1(a) Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit A of the Company's definitive information statement on Schedule 14C filed with the SEC on February 25, 2004).

3.2(b) Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2004).

21.1     List of Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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

                     NUTRADYNE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm          F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006     F-3

Consolidated Statements of Income
     For the years ended December 31, 2007 and 2006              F-4

Consolidated Statements of Cash Flows
     For the years ended December 31, 2007 and 2006              F-5

Consolidated Statements of Stockholders' Equity
     For the years ended December 31, 2007 and 2006              F-6

Notes to Consolidated Financial Statements                       F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Nutradyne Group, Inc.

We have audited the accompanying consolidated balance sheets of Nutradyne Group, Inc. (formerly Digital Learning Management Corporation) and its subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutradyne Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 28, 2008


                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2007 AND 2006

                                                                   AS OF DECEMBER 31,
                                                                2007              2006
                                                            -----------        -----------

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $ 1,180,029        $ 1,248,404
     Accounts receivable, net                                 6,586,105          2,668,505
     Other receivable, net                                      207,337            250,725
     Advances to suppliers                                    5,729,235          2,046,404
     Prepaid expenses                                           319,074            206,224
     Inventory                                                6,257,450          3,405,048
                                                            -----------        -----------
             TOTAL CURRENT ASSETS                            20,279,229          9,825,309

PROPERTY AND EQUIPMENT, NET                                   2,038,629          1,096,437

INTANGIBLE ASSETS, NET                                           81,152             77,081

            TOTAL ASSETS                                     22,399,010         10,998,827
                                                            ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                         5,030,340          2,221,020
     Accrued expenses and other payable                       1,435,235            387,244
     Advances from customers                                    799,910             21,336
     Deferred income                                            239,937                 --
     Shares to be issued                                         35,000                 --
     Net liabilities of discontinued operations                 628,777                 --
     Tax payable                                                282,899            143,941
     Short-term loans payable                                 1,349,593            358,176
     Loan from related parties                                1,722,557             36,418
                                                            -----------        -----------
             TOTAL CURRENT LIABILITIES                       11,524,247          3,168,136
                                                            -----------        -----------



COMMITMENTS                                                          --                 --

MINORITY INTERESTS                                               16,825                 --

STOCKHOLDERS' EQUITY:
     Preferred  stock,  $0.001 par  value; 5,000,000
     shares authorized;
     5,000,000 shares issued and outstanding                      5,000              5,000
     Common  stock; $ 0.001  par  value; 75,000,000
     shares authorized;
     31,041,845 shares issued and outstanding                    31,042             21,000

     Additional paid in capital                                      --          1,436,244
     Other comprehensive income                                 859,683            268,803
     Statutory reserve                                        1,341,599            775,271
     Retained earnings                                        5,997,306          3,758,235
     Non-controlling interest                                 2,623,303          1,566,138
                                                            -----------        -----------
           Total Stockholders' Equity                        10,857,939          7,830,690
                                                            -----------        -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $22,399,010        $10,998,827
                                                            ===========        ===========


 The accompanying notes are an integral part of these consolidated financials statements







                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                YEAR ENDED DECEMBER 31,
                                                             2007                 2006
                                                         ------------         ------------
NET REVENUE                                              $ 47,892,833         $ 38,995,103
COST OF REVENUE                                            39,898,004           35,752,308
                                                         ------------         ------------
    GROSS PROFIT                                            7,994,830            3,242,795
                                                         ------------         ------------

OPERATING EXPENSES
   Selling expense                                          2,561,721            1,301,260
   General and administrative expenses                      1,314,229            1,658,528
                                                         ------------         ------------
TOTAL OPERATING EXPENSES                                    3,875,950            2,959,788
                                                         ------------         ------------

INCOME FROM OPERATIONS                                      4,118,879              283,008
                                                         ------------         ------------

OTHER INCOME ( EXPENSE)
   Interest income                                              3,690                2,736
   Interest expense                                          (194,644)              (4,780)
   Other income                                               678,888            1,547,538
   Other expenses                                            (101,114)             (55,781)
                                                         ------------         ------------
TOTAL OTHER INCOME (EXPENSE)                                  386,820            1,489,713
                                                         ------------         ------------

OPERATING INCOME BEFORE TAX AND MINORITY INTEREST           4,505,700            1,772,721

PROVISION FOR INCOME TAX                                      (17,888)                  --
                                                         ------------         ------------

NET INCOME BEFORE MINORITY INTEREST                         4,487,812            1,772,721

MINORITY INTEREST                                                 989                   --
                                                         ------------         ------------

NET INCOME                                                  4,486,823            1,772,721

NON INCOME - NET OF NON-CONTROLLING INTEREST                3,577,379            1,772,721

OTHER COMPREHENSIVE ITEM:

     Foreign Currency Translation Gain                        738,606              221,898
                                                         ------------         ------------
NET COMPREHENSIVE INCOME                                 $  5,225,429         $  1,994,619
                                                         ============         ============

EARNING PER SHARE
      BASIC                                              $       0.20         $       0.08
                                                         ============         ============
      DILUTED                                            $       0.20         $       0.08
                                                         ============         ============
WEIGHTED AVERAGE  NUMBER OF  SHARES OUTSTANDING
      BASIC                                                22,238,036           21,000,000
                                                         ============         ============
      DILUTED                                              22,372,676           21,000,000
                                                         ============         ============


 The accompanying notes are an integral part of these consolidated financials statements






                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                        YEAR ENDED DECEMBER 31,
                                                                       2007                  2006
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income                                                 $ 4,486,823         $ 1,772,721
       Adjustments to reconcile net income to net cash
           used in operating activities:
       Depreciation and amortization                                  203,909             131,284
       Minority interest                                                  989                  --
       (Increase) / decrease in assets:
          Accounts receivable                                      (3,577,120)         (1,124,212)
          Other receivable                                             59,064            (137,979)
          Advances to suppliers                                    (3,403,984)         (1,971,782)
          Prepaid expenses                                            (94,404)            (97,721)
          Inventory                                                (2,510,863)          2,611,412
       Increase / (decrease) in liabilities:
          Accounts payable                                          1,400,423          (1,556,637)
          Accrued expense and other payable                           625,276             236,517
          Deferred income                                             230,968                  --
          Advances from customers                                     748,000            (262,117)
                                                                  -----------         -----------
       NET CASH USED IN OPERATING ACTIVITIES                       (1,830,919)           (398,514)
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Cash acquired on reverse acquisition                             5,334                  --
       Purchase  of  property,  equipment  and  intangible
       assets                                                      (1,029,925)           (255,894)
                                                                  -----------         -----------

           NET CASH USED IN  INVESTING ACTIVITIES                  (1,024,591)           (255,894)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Receipts of loan from non-related parties                    1,187,673             351,204

       Receipts of Loan from related parties                        1,516,067              41,044

       Shareholders cash contributions                                 15,864                  --
                                                                  -----------         -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,703,740             392,248
                                                                  -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (151,771)           (262,160)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                                   83,396              40,968
                                                                  -----------         -----------


CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                        1,248,404           1,469,595
                                                                  -----------         -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                         $ 1,180,029         $ 1,248,404
                                                                  ===========         ===========

SUPPLEMENTAL DISCLOSURES:

        Interest paid                                             $   161,888         $        --
                                                                  ===========         ===========
        Income tax paid                                           $     8,563         $    16,314
                                                                  ===========         ===========


 The accompanying notes are an integral part of these consolidated financials statements






                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                              ADDITIONAL          OTHER
                                 COMMON STOCK                   PREFERRED STOCK                PAID-IN         COMPREHENSIVE
                            SHARES           AMOUNT           SHARES           AMOUNT          CAPITAL            INCOME
                         ------------     ------------     ------------     ------------     ------------      ------------


BALANCE AS OF
DECEMBER 31, 2005          21,000,000     $     21,000        5,000,000     $      5,000     $  1,436,244      $     91,285

Foreign exchange
translation gain                   --               --               --              --                --           221,898

Transfer to
statutory reserve                  --               --               --              --                --                --

Net  income  for the
year                               --               --               --              --                --                --

Transfer to non-
controlling interest               --               --               --              --                --           (44,380)
                         ------------     ------------     ------------     ------------     ------------      ------------

BALANCE AS OF
DECEMBER 31, 2006          21,000,000           21,000        5,000,000            5,000        1,436,244           268,803

Recapitalization on
reverse merger             10,041,845           10,042               --              --        (1,436,244)              --

Foreign exchange
translation gain                   --               --               --              --                --           738,606

Dividends declared
by a subsidiary                    --               --               --              --                --                --

Transfer to
statutory reserve                  --               --               --              --                --                --

Net income for the
year                               --               --               --               --               --                --

Transfer to non-
controlling interest                                --               --               --               --         (147,721)
                                          ------------     ------------     ------------     ------------     ------------
BALANCE AS OF
DECEMBER 31, 2007          31,041,845     $     31,042        5,000,000     $      5,000     $       --        $    859,688
                         ============     ============     ============     ============     ============      ============

(continued)

                                                                                   TOTAL
                            STATUTORY        RETAINED         NON-CONTROLLING   STOCKHOLDERS'
                            RESERVE           EARNINGS           INTEREST          EQUITY
                          ------------      ------------      ------------     ------------


BALANCE AS OF
DECEMBER 31, 2005         $    459,672      $  2,655,657      $  1,167,214     $  5,836,072

Foreign exchange
translation gain                    --                --                --          221,898

Transfer to
statutory reserve              315,599          (315,599)              --                --

Net income for the
year                                --         1,772,721                --        1,772,721

Transfer to non-
controlling interest                --          (354,544)          398,924               --
                          ------------      ------------      ------------     ------------

BALANCE AS OF
DECEMBER 31, 2006              775,271         3,758,235         1,566,138        7,830,690

Recapitalization on
reverse merger                      --          (768,206)               --       (2,194,408)

Foreign exchange
translation gain                    --                --                --          738,606

Dividends declared
by a subsidiary                     --            (3,773)               --           (3,773)

Transfer to
statutory reserve              566,329          (566,329)               --               --

Net income for the
year                                --         4,486,823                --        4,486,823

Transfer to non-
controlling interest               --          (909,444)        1,057,165                --
                         ------------      ------------      ------------      ------------
BALANCE AS OF
DECEMBER 31, 2007         $  1,341,599      $  5,997,306      $  2,623,303     $ 10,857,939
                          ============      ============      ============     ============

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Nutradyne Group, Inc. (formerly Digital Learning Management Corporation) ("Nutradyne or Company") was incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. Nutradyne through its Chinese subsidiaries is engaged in the pharmaceutical medicines and appliances wholesale distribution, pharmacy retail drug stores and ginseng product sales.

On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the shareholders of Yongxin entered into a share exchange agreement with Nutradyne Group Inc. (formerly Digital Learning Management Corporation) ("Nutradyne"). The agreement was amended on June 15, 2007. On November 16, 2007, Yongxin Medical and Nutradyne closed the Amended Exchange Agreement. In accordance with the Amended Exchange Agreement, Nutradyne issued 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of Nutradyne in exchange for 80% shares of Yongxin. The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.

For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Yongxin own a majority of the issued and outstanding shares of common stock of Nutradyne, and the directors and executive officers of Yongxin became the directors and executive officers of Nutradyne. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin Medical acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries".

Changchun Yongxin Dirui Medical Co, Inc. & subsidiaries ("Yongxin Medical"), was established in 1993. The company is engaged in medicines wholesale and retail. The company's operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin Medical established Jilin Procince Yongxin Chain Drugstore Ltd. ( "Yongxin Drugstore") with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, the company achieved the franchise right in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by now has developed 4 chains of "Meixino Yongxin". As of December 31, 2007, Yongxin Drugstore has developed 11 retail chains drug stores in the name of Yongxin Drugstore which cover a business area of 13,000 M(2), throughout Changchun city in China. These drugstores sell over-the counter western and traditional Chinese machines, and medication treatment appliances and other items.

On, March 16, 2007, Jilin Province Yongxin Chain Drugstore Ltd entered into various agreements with retail drug stores in Tianjin, established Tianjin Jingyongxin Chain Drugstore Ltd. ("Jinyongxin Drugstore") with an investment of $116,868, in which the Company has the 90% ownership of the Jinyongxin Drugstore. The Company is located in Tianjin City, China. As of December 31, 2007, Jinyongxin Drugstore has developed 8 retail chain drug stores which cover a business area of 2,462 M(2), throughout Tianjin city in China.

On May 15, 2007, Yongxin Medical established Jilin Dingjian Natural Health Products Co., Ltd ("Dingjian") with an investment of $116,868 whereby the shareholders of the company have 90% ownership of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Provincial.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION (CONTINUED)

On June 15 2007, Jilin Province Yongxin Chain Drugstore Ltd established "Baishan Caoantang Chain Drugstore Ltd" (hereinafter referred to "Caoantang Drugstore") with an investment of $328,430, including $144,509 in cash and $183,921 cash to purchase the property and equipment from former shareholder. And Yongxin Drugstore was agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 32 chain retail drugstores and covers a business area of 3,000 M(2), which sell over-the counter western and traditional Chinese machines, and medication treatment appliances and other items.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Nutradyne Group, Inc. and its wholly owned subsidiaries collectively referred to within as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2007 and 2006, allowance for doubtful debts amounted to $331,475 and $216,963, respectively.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. As of December 31, 2007 and 2006, advance to suppliers amounted to $5,729,235 and $2,046,404, respectively.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are valued on a lower of weighted average cost or market basis. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. Work in process inventories include the cost of raw materials and outsource processing fees.

PROPERTY AND EQUIPMENT

 Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 5 to 10 years. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

         Buildings                                                     20 years
         Infrastructures and leasehold improvement                     10 years
         Equipment (including electronic facilities, sports,
           education and recreation facilities)                        10 years
         Automobile                                                    10 years
         Furniture and Fixtures                                         5 years
         Computer Hardware and Software                                 5 years

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company's historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF SALES

Cost of sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories. In addition to merchandise cost, cost of sales includes warehousing costs, purchasing costs, freight costs, cash discounts and vendor allowances not included as a reduction of advertising expense.

ADVERTISING

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The advertising expense for the years ended December 31, 2007 and 2006 was $69,697 and $61,774, respectively.

VENDOR ALLOWANCES

Vendor allowances are principally received as a result of purchase levels, sales or promotion of vendors' products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, occupancy and administration expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs.

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity. During the years ended December 31 2007 and 2006 other comprehensive income includes translation gain of $546,500 and $221,898, respectively..

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of financial accounting standards No. 141R (SFAS No. 141R), "Business combinations". Basic and diluted earnings or loss per share were $0.16 and $0.08 for the years ended December 31, 2007 and 2006 respectively.

STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon its products and services (see Note 19).

RISKS AND UNCERTAINTIES

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONTINGENCIES (continued)
-------------

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECENT ACCOUNTING PRONOUNCEMENTS (continued)
--------------------------------

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

NOTE 3 -OTHER RECEIVABLE

Other receivables as of December 31, 2007 and 2006 are summarized as follows. The receivable is interest free, unsecured, and due on demand.

                                             2007          2006

           Advance to employees            $ 12,449     $ 28,495

           Advances to store employees      123,313      222,230
                                             33,512           --
           Others                            38,063           --
                                           $207,337     $250,725

          NOTE 4 - PREPAID EXPENSES

The balance of Company prepaid expenses as of December 31, 2007 and 2006 comprised of the following:

                                             2007        2006

          Prepaid heating fees             $ 27,321     $     --
          Prepaid rent                      275,696      206,224
          Other prepaid expenses             16,057           --
                                           $319,074     $206,224

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

As of December 31, 2007, inventory consisted of the following:

                            2007           2006

      Raw Materials      $   48,902     $       --
     Work-In-Process          5,534             --
      Finished Goods      6,203,014      3,405,048
                         $6,257,450     $3,405,048

NOTE 6 - PROPERTIES AND EQUIPMENT

As of December 31, 2007 the property and equipment of the Company consisted of the following:

                                                 2007             2006

     Office furniture and fixtures           $   767,958      $   195,767
     Vehicles                                    380,023          206,092
     Buildings                                 1,400,166          973,088
     Total property and equipment              1,548,174        1,374,947
     Less: Accumulated depreciation             (509,518)        (278,510)
     Net value of property and equipment     $ 2,038,629      $ 1,096,437

The Company had depreciation expense of $202,098 for the year ended December 31, 2007. The depreciation expense for the year ended December 31, 2006 was $122,347.

NOTE 7   INTANGIBLE ASSETS

As of December 31, 2007 and 2006, the intangible assets of the Company consisted of the following:

                                           2007            2006

     Trade mark                          $  1,097      $     --
     Software                              96,705        91,919
     Total intangible assets               97,801        91,919
     Less: Accumulated amortization       (16,649)      (14,838)
                                         --------      --------
      Net value of intangible assets     $ 81,152      $ 77,081
                                         ========      ========


The amortization expense for the year ended December 31, 2007 and 2006, amounted to $1,811 and $8,937 respectively.

The amortization expenses for intangible assets for next five years after December 31, 2007 are as follows:

     December 31, 2008     $17,923
     December 31, 2009      13,336
     December 31, 2010      12,307
     December 31, 2011      11,287
     December 31, 2012       8,551
                           -------
      Total                $63,406
                           -------

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company. Other payables and accrued expenses consist of the following as of December 31, 2007 and 2006:

                                                2007           2006
                                            =========================
     Accrued compensation                   $  889,382     $  149,463
     Accrued rent expense                      201,108             --
     Accrued acquisition cost payable           65,802             --
     Accrued interest                           56,737             --
     Accrued payable to other companies         20,920        104,182
     Sales agent deposits                       54,459
     Rent security deposit                      69,842
     Other payable                              76,985        133,599
                                            =========================
      Total                                 $1,435,235     $  387,244
                                            =========================

NOTE 9   ADVANCE FROM CUSTOMERS

The advances from customers amounted to $799,910 and $21,336 as of December 31, 2007 and 2006, represent the deposits made by customers to purchase inventory from the Company.

NOTE 10   DEFERRED INCOME

A portion of the Company's net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company's pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified the 10% of sales that made through the healthcare program networks as deferred income as the collectablity of the sales is uncertain. As of December 31, 2007, the Company has deferred income of $239,937. There was no deferred income as of December 31, 2006.

NOTE 11   SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the company issues shares, the amounts are classified as Common stock. As of December 31, 2007 the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12   TAX PAYABLE

Tax payable comprised of the following taxes as of December 31, 2007 and 2006:

                                  2007          2006

     VAT                       $ 20,651     $     --
     Business Tax                88,574           --
     City Construction Tax        6,613           --
     Education Tax                5,229           --
     Income Tax                 160,109      143,941
     Others                       1,723           --
                               --------     --------
           Total               $282,899     $143,941
                               ========     ========

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2007 and 2006:

                                                   2007       2006
      US Current Income Tax Expense(Benefit)
     --------------------------------------------------------------------------
     Federal                                      $    --     $  --
     State                                             --        --
                                                  $    --     $  --

     PRC Current Income Tax Expense               $17,888     $  --

     Total Provision for Income Tax               $17,888     $  --


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                                          2007      2006

     Tax expense (credit) at statutory rate - federal      34%        --

     State tax expense net of federal tax                   6%        --

     Changes in valuation allowance                       (40%)       --

     Foreign income tax - PRC                              33%       33%

     Exempt from income tax                               (32.6%)   (33%)

     Tax expense at actual rate                           0.4%        0%


United States of America

Nutradyne has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $2,470,280, a reserve equal to the amount of deferred income taxes has been established at December 31, 2007. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2007.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   TAX PAYABLE (CONTINUED)

People's Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The company received income tax exemption from the People's Republic of China for the three year period ended December 31, 2006.

As of December 31, 2007, the Company's PRC subsidiary had net taxable income of $54,206. The Company accrued income taxes @33% on the net taxable income.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of December 31, 2007.

                                                   2007             2006

       Net taxable income                        $ 54,206           $   --
       Income tax @33%                           $ 17,888           $   --
-

NOTE 13   SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $1,349,593 as of December 31, 2007. The interest expenses for these loans were totaling $140,028. The loan payable was $358,176 as of December 31, 2006 and the interest expense for this loan was $4,780.The loans are secured by personal properties of a main shareholder of the Companies. The loans payable at December 31, 2007 comprised of the following:


                          As of December 31, 2007                                   Loans
----------------------------------------------------------------------------        payable

Loan payable to Changchun Beilong Logistic Trading Co., interest at 12%
annually, due by June 25, 2008                                                      274,176

Loan payable to Runfeng Agriculture Credit Union, interest at 11.02%
annually, due by January 26, 2008                                                   959,616

Loan payable to a non-related party, interest at 12% annually, due by
July 23, 2008                                                                        20,563


Various loans, interest free, unsecured and due on demand                            95,238

                                   Total                                        $ 1,349,593
                                                                                ===========

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   LOANS FROM RELATED PARTIES

As of December 31, 2007, the loans from related parties were comprised of the following:


                                                                      2007           2006

     Loans payable to a shareholder, interest free, due by         $   41,126     $   36,418
     March 22, 2008

     Loans payable to a shareholder, interest at 12% annually,
     due by February 28, 2008                                         704,811             --

     Loans payable to a shareholder, interest free, due by
     March 22, 2008                                                   791,957             --

     Loans payable to officers, interest free, due by
     March 22, 2008                                                   184,663             --
                                                                   ----------     ----------

                                      Total                        $1,722,557     $   36,418
                                                                   ==========     ==========

The interest expenses were $54,616 and $0 for the years ended December 31, 2007 and 2006.

NOTE 15   REVERSE ACQUISITION

On November 16, 2007, Nutradyne, Inc. (formerly Digital Learning Management Corporation) ("Nutradyne") closed the Amended Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd, a China corporation ("Yongxin Medical") and all of the shareholders of Yongxin Medical.

In accordance with the Amended Exchange Agreement, Nutradyne issued 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin Medical shareholders or their designees, representing, 70% of the total issued and outstanding shares of common stock in exchange for 100% shares of Yongxin. In accordance with the Second Amended Exchange Agreement, dated April 12, 2008, effective November 16, 2007, only 80% of the shares of Yongxin, were exchanged for the 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock of Nutradyne, pursuant to the written approval of the restructuring and a certificate of approval of Yongxin issued by the People's Government of Jilin Province. For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of Yongxin Medical own a majority of the issued and outstanding shares of common stock of Nutradyne, and the directors and executive officers of Yongxin Medical became the directors and executive officers of Nutradyne. Thus, the historical financial statements are still those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries".

The remaining 20% shares of Yongxin Medical was recorded as non-controlling interest in the consolidated financial statements, representing the non controlling shareholders' proportionate interest in the pre-combination carrying amounts. The non-controlling parties hold interests only in the results and net assets of Yongxin Medical and not in the consolidated entity. The non controlling interests were $2,623,303 and $1,516,138 in the accompanying financial statements, as of December 31, 2007 and 2006, respectively.

 NOTE 16 - SHAREHOLDERS' EQUITY

In October 2007, the Company enacted a 1-for-12 reverse stock split. All fractional shares are rounded up and the authorized shares remain the same. The financial statements have been retroactively restated for the effects of stock splits.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SHAREHOLDERS' EQUITY (CONTINUED)

Nutradyne issued 3,500,000 shares for the settlement of the convertible notes of $3,000,000 and the accrued interest on the same, during the year ended December 31, 2007, concurrently with the reverse acquisition. The shares had a fair market value of $4,655,000.

Nutradyne issued 1,000,000 shares for the settlement of all amounts due and payable to the ex-CEO, during the year ended December 31, 2007, concurrently with the reverse acquisition. The shares were recorded at the fair market value of $ 1,470,000.

Nutradyne issued 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin shareholders or their designees, representing, 70% of the total issued and outstanding shares of common stock.

Subsequent to the reverse stock split and reverse merger, as of December 31, 2007, the Company has 31,041,845 shares of common stock issued and outstanding.

NOTE 17 - WARRANTS

Following is a summary of the warrant activity for the year ended December 31, 2007:

     Outstanding, December 31, 2006       560,923
     Granted during the year            1,250,000
     Forfeited during the year                 --
     Exercised during the year                 --
                                        ---------
     Outstanding, December 31, 2007     1,810,923
                                        =========

Following is a summary of the status of warrants outstanding at December 31, 2007:

          Outstanding Warrants                                                      Exercisable Warrants
    ---------------------------------                           ------------------------------------------------------------
       Exercise          Number          Average Remaining      Average Exercise Price         Number       Intrinsic Value
        Price                            Contractual Life

     $0.5-$4.575          1,566,375               3.67                   $0.72               1,566,375      $1,692,724

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 1,250,000 warrants granted at November 5, 2007:

           Risk-free interest rate                           4.12%
           Expected life of the warrants                 5.00 year
           Expected volatility                                103%
           Expected dividend yield                               0

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - LEASES

The Company leases its operating locations. Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses. The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at December 31, 2007, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

     2008                            $  693,257
     2009                               734,201
     2010                               723,673
     2011                               723,673
     2012                               692,278
     Total minimum lease payments    $3,567,084

NOTE 19 - SEGMENT INFORMATION

The Company operates in three business segments: retail drug stores, pharmaceutical medicine wholesales and ginseng product sales. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments' operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items. As of December 31, 2007, the retail drug store segment operated 50 retail stores with business area of 18,462 M2 in three cities in China primarily.

The pharmaceutical medicine wholesales segment, operated through Yongxin Medical, provides logistics wholesale distribution of over-the-counter and prescribed medicines to hospitals, clinics, medical institutions and retail drug stores.

The ginseng products segment operated through Dingjian, processing and manufacturing ginseng electuary, pellets and liquid extracts that distributed by wholesalers and in retail drug stores.

The following table summarizes significant financial information by segment:

                                                 2007              2006
                                               -----------     -----------
     REVENUES FROM UNAFFILIATED CUSTOMERS:
     Retail Drug Stores                        $ 8,496,344     $ 5,520,740
     Pharmaceutical Medicine Wholesales        $39,303,099     $34,461,648
     Unallocated                               $    93,390     $        --
     REVENUES FROM INTER-COMPANY SALES         $ 4,636,799     $ 3,451,042
                                               ===========     ===========

     CONSOLIDATED TOTALS                       $47,892,833     $39,982,388

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT INFORMATION (CONTINUED)

                                           2007                2006
                                        ------------      ------------
     NET INCOME:
     Retail Drug Stores                 $    472,328      $    502,450
     Pharmacy Wholesales                   3,264,588         1,270,271
     Unallocated                            (159,537)               --
                                        ============      ============

     Consolidated Totals                $  3,577,379      $  1,772,721

                                             2007              2006
                                        ------------      ------------
     DEPRECIATION AND AMORTIZATION:
     Retail Drug Stores                 $     92,692            12,146
     Pharmacy Wholesales                     110,388           119,138
     Unallocated                                 829                --
                                        ============      ============

     Consolidated Totals                $    203,909      $    131,284


                                            2007              2006
                                        ------------      ------------
     CAPITAL EXPENDITURES:
     Retail Drug Stores                      695,069            34,231
     Pharmacy Wholesales                     330,608           221,663
     Unallocated                               4,249                --
                                         ============      ============

     Consolidated Total                 $  1,029,926      $    255,894

                                             2007              2006
                                        ------------      ------------
     IDENTIFIABLE ASSETS:
     Retail Drug Stores                 $  6,904,424         3,981,038
     Pharmacy Wholesales                  15,292,693         7,017,789
     Unallocated                             201,893                --
                                        ============      ============

     Consolidated Totals                $ 22,399,010      $ 10,998,827


NOTE 20 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Dingjian had one major vendor that provided over 81% of this company's purchases for the fiscal year ended December 31, 2007. The accounts payable to this major vendor amounted to $63,640 as of December 31, 2007. Tianjin Drugstore had one major vendor that provided over 14% of this company's purchases for the fiscal year ended December 31, 2007. The accounts payable to this major vendor amounted to $19,308 as of December 31, 2007.

Yongxin Drugstore had one major customer that provided over 35% of this company's sales for the fiscal year ended December 31, 2007.The accounts receivable to this major customer amounted $383,046. Dingjian had three main customers that provided 47% of this company's sales for the year ended December 31, 2007. The accounts receivable to these three major customers amounted $45,582. Baishan Drugstore had one major customer that provided over 18% of this company's sales for the year ended December 31, 2007, The accounts receivable to this major customer amounted $121,328.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - STATUTORY RESERVE

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

         i.       Making up cumulative prior years' losses, if any;
         ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;
         iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and
         iv. Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 15% of its annual net income, amounted to $566,329 as statutory reserve for the year ended December 31, 2007.

NOTE 22 - BUSINESS ACQUISITIONS

On June 15 2007, Jilin Province Yongxin Chain Drugstore Ltd signed acquisition agreement with Jilin Province Caoantang Medical Chain Drugstore, Ltd. to acquire the assets of $183,921, including the lease right and equipment in 29 chain drugstores (including main chain drugstore and one clinic). Yongxin Chain Drugstore agrees to inject $144,509 in cash as registered capital and established the new Baishan Caoantang Chain Drugstore Ltd" (hereinafter referred to "Caoantang Drugstore. Yongxin Drugstore further agreed to pay $80,076 evenly over the next 30 months for the previous shareholder of Caoantang Chain Drugstore, Ltd. After the acquisition, Caoantang Drugstore becomes a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 27 chain drugstores which sell western and traditional Chinese medicines and medical equipment in Baishan city, Jilin Province in China.

The price allocation for this acquisition is as follows:

     Office Equipment and small items               $263,997
                                                    --------
     Total fair market value of assets acquired      263,997
     Total acquisition cost                          263,997
                                                    --------
     Goodwill                                       $     --
                                                    ========

NOTE 23 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of Nutradyne, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

                      NUTRADYNE GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - DISCONTINUED OPERATIONS (CONTINUED)

Balance Sheet information for the discontinued subsidiaries of Nutradyne, SEA and Global as of December 31, 2007 is as follows:


     Assets:
           Cash                                     $    106

     Liabilities:
           Accounts payable                         $227,636
           Accrued expenses                          238,581
           Notes payable                             162,666
                                                    --------
     Total liabilities                              $628,883
                                                    --------

     Net liabilities of discontinued operations     $628,777
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


                                                                                             EXHIBIT 21.1

                                            LIST OF SUBSIDIARIES

Name of Subsidiary                                                                 Place of Incorporation
---------------------------------------------------------------------------------- ----------------------
Digital Learning Institute Inc.                                                    Delaware
Software Education of America, Inc. (1)                                            California
McKinley Educational Services, Inc. (1)                                            California
Digital Knowledge Works, Inc. (1)                                                  Delaware
Coursemate, Inc. (1)                                                               California
Changchun Yongxin Dirui Medical Co., Ltd. (2)                                      China
Jilin Province Yongxin Chain Drugstore Ltd. (3)                                    China
Jilin Dingjian Natural & Health Products Co., Ltd. (4)                             China
Tianjin Jingyongxin Chain Drugstore Ltd. (5)                                       China
Baishan Caoantang Chain Drugstore Ltd. (6)                                         China

   (1) Wholly-owned subsidiary of Digital Learning Institute, Inc.
   (2) 80%-owned subsidiary of Nutradyne Group, Inc.
   (3) Wholly-owned subsidiary of Changchun Yongxin Dirui Medical Co., Ltd.
   (4) 90%-owned subsidiary of Changchun Yongxin Dirui Medical Co., Ltd.
   (5) 90%-owned subsidiary of Jilin Province Yongxin Chain Drugstore Ltd.
   (6) Wholly-owned subsidiary of Jilin Province Yongxin Chain Drugstore Ltd.

