Form 10-K/A
period 2007-12-31
Nutradyne Group, Inc.
filed 2008-04-29
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________
COMMISSION FILE NO. 000-26293

NUTRADYNE GROUP, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	20-1661391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

927 Canada Court City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (626) 581-9098

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

    Large accelerated filer   ☐                             Accelerated filer  ☐
    Non-accelerated filer     ☐                             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,108,907 as of June 29, 2007.

There were 31,041,845 shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 29, 2008.  The shares of the registrant’s common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB.

Documents Incorporated by Reference:  None.

ExplanatoryNote:  This Form 10-K/A for is being filed in order to amend Item 5 of Part III and to complete Part III of Form 10-K filed with the Securities and Exchange Commission on April 15, 2008 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

TABLE OF CONTENTS

NUTRADYNE GROUP, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K /A
For the Fiscal Year Ended December 31, 2007

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATEDSTOCKHOLDERMATTERSANDISSUERPURCHASES OF EQUITY SECURITIES

The shares of our common stock are currently quoted for trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “NTRG.OB”.

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

The following table sets forth the high and low bid prices for our common stock since for the last two years.

Year	Quarter	High	Low
2007	First	$0.07	$0.06
2007	Second	$0.07	$0.02
2007	Third	$0.09	$0.04
2007	Fourth	$1.55	$1.55
2006	First	$0.19	$0.02
2006	Second	$0.70	$0.17
2006	Third	$0.25	$0.02
2006	Fourth	$0.12	$0.01

On April 14, 2008, the last sale price of our common stock as reported on the OTCBB was $0.56  The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	Our financial position and results of operations;
•	Concern as to, or other evidence of, the reliability and safety of our products and services or our competitors’ products and services;
•	Announcements of innovations or new products or services by us or our competitors;
•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;
•	Chinese governmental regulatory actions and the impact of such requirements on our business;
•	The development of litigation against us;
•	Period-to-period fluctuations in our operating results;
•	Changes in estimates of our performance by any securities analysts;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in interest rates;
•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Investor perceptions of us; and
•	General economic and other national conditions.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

Prior to the Share Exchange, Umesh I. Patel, Craig Nagasugi, Al Jinnah, Gregory Frazer and Khalid Sheikh served as directors of DLMC.  Mr. Nagasugi served as Chief Executive Officer and Mr. Patel served as President and Chief Financial Officer of DLMC.

Upon closing of the Share Exchange, the following individuals were named to the board of directors and executive management of our company:

Name	Age	Position
Yongxin Liu	40	Chairman of the Board and Chief Executive Officer
Ning Liu	45	President, Chief Operating Officer and Director
Yongkui Liu	38	Vice President, Chief Financial Officer and Director
Yongmei Wang	34	Vice President, Treasurer and Director
Umesh Patel	50	Vice President and Director

Yongxin Liu has been the Chairman of Changchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) since 2003 and Jilin Province Yongxin Chain Drugstore Co., Ltd. (“Yongxin Drugstore”) since 2001.  From August 1998 to 2003, Mr. Liu served as the General Manager of Yongxin Drugstore.  From 1984 to June 2006, Mr. Liu was employed by Changchun Medical Materials Marketing Co., Ltd. (“Changchun Medical”), serving as the Assistant Manager of Business and Vice-manager.  From July 1991 to July 1994, Mr. Liu studied at Northeast Normal University, majoring in Management.  In August 2004, he received an MBA from Beijing University.

Ning Liu has been the president of Succeed Group Inc., a media company, since 2003.  Prior to his service at Succeed Group, Inc., Mr. Liu was the president of Super Nu-Life Products Inc., a nutraceuticals manufacturer from 1994 to 2003.  From 1992 to 1994, Mr. Liu was the president of Goldenrise Development Inc.  Additionally, from 1986 TO 2002, Mr. Liu served as president of Accords System Inc.  Mr. Liu is active in founding, organizing and managing a number of foreign investment projects to China, and he counsels China companies in doing business in the United States, and in mergers with public companies in the United States.  Mr. Liu graduated from Beijing University with a Masters of Arts degree in 1985.

Yongkui Liu has served as Vice Manager of Yongxin Drugstore since 2001.  Previously, he was employed as a salesman by Changchun Medical from July 1993 to June 2005.  From August 1998 to 2001, Mr. Liu served as the Business Manager of Yongxin Drugstore.  From 1986 to 1989, Mr. Liu studied at the Jilin Province Medicine Staff Trade School, Education Section, majoring in Pharmacy.  From July 2004 to November 2005, he studied at the Chinese University of Hong Kong, majoring in Enterprise Management.

Yongmei Wang has served as the Vice-Manager of Yongxin Drugstore since 2001.  From July 1993 to June 2005, Ms. Wang also served as an accountant of Changchun Medical.  From August 1990 to July 1993, Ms. Wang studied at the Changchun City No.4 Professional Middle School, majoring in Accounting & Statistics.

Umesh Patel has served as Vice President of our company since November 2007 after the completion of the Share Exchange.  Prior to the consummation of the Share Exchange, he served as the President of Digital Learning Management Corporation from 2004 until November 2007.  From 1990 to 2001, Mr. Patel served as the President of Tech Med Billing Services.  In 2001, Mr. Patel co-founded the School of I.T, serving as its Vice President from until February 2004.

Family Relationships

Yongxin Liu and Yongkui Liu are brothers.  Additionally, Yongkui Liu, our Chief Financial Officer, is the spouse of Yongmei Wang, one of our Vice Presidents.

Involvement in Certain Legal Proceedings

None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge, not a party to any legal proceeding requiring disclosure pursuant to Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file.  Yongxin Liu, Yongkui Liu, Ning Liu and Yongmei Wang have not yet filed a Form 3, as was required upon their becoming officers and directors of the Company upon the completion of the Share Exchange.

Code of Conduct

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  Anyone who would like a copy of our Code of Conduct may do so by writing to the Company at its principal place of business at 927 Canada Court City of Industry, California 91748.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by its Board of Directors as a whole.  We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board.  We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.  We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

Director Independence

Our common stock is quoted on the Over-the-Counter Bulletin Board and, therefore, we are not required to maintain a board consisting of a majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange.  As of December 31, 2007, the board of directors determined that none of the directors were independent based on such criteria.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Tables

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2007 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary		Bonus	Total
Yongxin Liu	2007	$11,918		$1,769	$13,687
Chief Executive Officer and	2006	$7,692		$508	$8,200
Chairman of the Board

Yongkui Liu	2007	$11,918		$1,275	$13,193
Chief Financial Officer and Vice	2006	$4,615		$228	$4,843
President

Craig Nagasugi (1)	2007	$78,750	(2)	$-	$78,750	(2)
Former Chief Executive Officer	2006	$67,500	(2)	$-	$67,500	(2)

(1)  Mr. Nagasugi resigned as Chief Executive Officer of the Company upon the close of the Share Exchange on November 16, 2007.

(2) Amounts were accrued but not paid.

Grants of Plan-Based Awards in 2007

There were no option grants in 2007.

Outstanding Equity Awards at 2007 Fiscal Year End

There were no outstanding equity awards as of December 31, 2007.

Option Exercises and Stock Vested in Fiscal 2007

There were no option exercises or stock vested in 2007.

Pension Benefits

There were no pension benefit plans in effect in 2007.

Nonqualified defined contribution and other nonqualified deferred compensation plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2007.

Employment Agreements

We have no employment agreements with any of our executive officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All directors (5 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2007, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Indemnifications of Directors And Executive Officers And Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the Effective Time of the Share Exchange, we had not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this prospectus are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 31,041,845 issued and outstanding shares of common stock as of April 25, 2008, by:

Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

Each executive officer;

Each director; and

All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o Nutradyne Group, Inc., 927 Canada Court, City of Industry, CA 91748.

Name and Address of Beneficial Owner	Title	Beneficially Owned Post-Share Exchange	Percent of Class

Directors and Executive Officers
Yongxin Liu	Chief Executive Officer and Chairman of the Board	10,599,996 (1)	25.8%

Ning Liu (2)	President, Chief Operating Officer and a Director	--	--

Yongkui Liu	Vice President, Chief Financial Officer and a Director	16,599,996 (3)	40.4%

Yongmei Wang	Vice President, Treasurer and a Director	16,599,996 (4)	40.4%

Umesh Patel	Vice President and Director	3,818,099 (5)	11.8%

Officers and Directors as a Group (total of 5 persons)		21,018,095 (6)	49.7%

5% Holders
Accord Success Ltd., BVI		5,400,000 (7)	17.4%

Boom Day Investments, Ltd., BVI		15,399,996 (8)	37.5%

Master Power Holdings Coup Ltd., BVI		4,200,000 (9)	13.5%

Cede & Co. (10)		2,640,388 (10)	8.5%

Grand Opus Co. Ltd., BVI		2,400,000 (11)	7.7%

Full Spring Group Ltd., BVI		1,800,000 (12)	5.8%

(1)
Represents shares of common stock in our company held by Misala Holdings, Inc., a British Virgin Islands corporation, over which Mr. Liu may be deemed to have voting and investment control. Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, held by Masala Holdings, Inc.

(2)	Mr. Liu’s address is 22128 Stepplechase Lane, Diamond Bar, CA 91765.
(3)
Includes 5,400,000 shares of common stock held by Boom Day Investments, Ltd., British Virgin Islands corporation over which Mr. Liu may be deemed to have voting and investment control.  Also includes 1,200,000 shares of common stock held by Perfect Sun Investments Ltd., a British Virgin Islands corporation, over which Mr. Liu’s spouse, Yongmei Wang, may be deemed to have voting and investment control.  Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, held by Boom Day Investments.

(4)
Includes 1,200,000 shares of common stock owned by Perfect Sum Investments Ltd., over which Ms. Wang may be deemed to have voting and investment control.  Also includes 5,400,000 shares of common stock held by Boom Day Investments, Ltd., over which Mr. Yongkiu Liu, Ms. Wang’s spouse, may be deemed to have voting and investment control.  Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, held by Boom Day Investments.

(5)	Includes 442,845 shares owned by the Umesh Patel Family Trust No. 1, of which Mr. Patel is the trustee, and 1,250,000 shares issuable upon the exercise of warrants.
(6)
Includes 1,250,000 shares issuable upon the exercise of warrants and 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock.

(7)	Tao Wang has voting and investment control over the shares owned by this entity.
(8)
Yongkui Liu has voting and investment control over the shares owned by this entity.  Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, held by Boom Day Investments.

(9)	Yong Liu has voting and investment control over the shares owned by this entity.
(10)	The address for Cede & Co. is P.O. Box 222 Bowling Green Station, New York, NY 10274. The beneficial owners of these shares are not known to the Company.
(11)	Huang Hai has voting and investment control over the shares owned by this entity.
(12)	Dawei Sun has voting and investment control over the shares owned by this entity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Changchun Yongxin Dirui Medical Co., Ltd.

Changchun Yongxin Dirui Medical Co., Ltd. (“Yongxin) is our 80%-owned subsidiary and has interlocking executive and director positions with us.

November 2007 Share Exchange

On November 16, 2007, we completed the Share Exchange pursuant to the share exchange agreement entered into with Yongxin and all of Yongxin’s shareholders.  At the closing, Yongxin became our 80%-owned subsidiary and 80% of the issued and outstanding equity interest of Yongxin was exchanged for shares of our common stock and shares of our preferred stock.  An aggregate of 21,000,000 shares of our common stock and 5,000,000 shares of our Series A preferred stock were issued to the shareholders of Yongxin and its designees.  Additionally, concurrent with the closing of the Share Exchange, our board appointed Yongxin Liu as Chief Executive Officer and Chairman of the Board, Ning Liu as President and Chief Operating Officer, Yongkui Liu as Vice President and Chief Financial Officer and Umesh Patel as Vice President.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K.  We expect our board to adopt such a policy in the near future.

Director Independence

See Item 10 “Directors, Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered accounting firm, Kabani & Company during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during 2007 and 2006.

	Year ended December 31,
	2007	2006

Audit Fees(1)	$115,000 (2)	$30,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$115,000 (2)	$30,000

(1) These are fees for professional services performed by Kabani & Company for the audit of our annual financial statements and review of our quarterly reports.

(2)  Includes $40,000 in fees related to services provided to Digital Learning Management Corporation and $75,000 in fees related to services provided to Yongxin.

Pre-Approval Policy

Our Board of Directors pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Board of Directors prior to the completion of the audit. The scope of the pre-approval shall include pre-approval of all fees and terms of engagement. The Board of Directors may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Board of Directors at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Changchun, People’s Republic of China, on April 29, 2008.

Nutradyne Group, Inc.
(Registrant)

Dated: April 29, 2008	By:	/s/ Yongxin Liu
By: Yongxin Liu
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: April 29, 2008	By:	/s/ Yongkui Liu
By: Yongkui Liu
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Yongxin Liu	Chief Executive Officer and	April 29, 2008
By: Dang Yu Pan	Chairman of the Board (Principal Executive Officer)

/s/ Yongkiu Liu	Chief Financial Officer and Director	April 29, 2008
By: Yongkiu Liu	(Principal Financial and Accounting Officer)

/s/ Ning Liu	Director	April 29, 2008
Ning Liu

Director
Yongmei Wang

Director
Umesh I. Patel

EXHIBIT INDEX

Exhibit
Number                  Description

2.1
Exchange Agreement by and between Digital Learning Management Corporation and Changchun Yongxin Dirui Medical Co., Ltd dated December 21, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006).

2.1(a)
First Amendment to Share Exchange Agreement, dated as of June 15, 2007, by and among Digital Learning Management Corporation, Chanchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the shareholders of Yongxin (incorporated by reference to Exhibit B to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2007)

2.1(b)
Second Amendment to the Share Exchange Agreement, dated as of April 12, 2008,and effective as of November 16, 2007, by and among Nutradyne Group, Inc., Chanchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the shareholders of Yongxin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange on April 15, 2008)

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, filed with the SEC on November 5, 1999).

3.1(a)
Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit A of the Company’s definitive information statement on Schedule 14C filed with the SEC on February 25, 2004).

3.2(b)
Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit A of the Company’s definitive information statement on Schedule 14C filed with the SEC on February 25, 2007).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2004).

21.1**	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____

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

**	Filed previously with 10-K.