Form 10-Q
period 2008-03-31
China Yongxin Pharmaceuticals Inc.
filed 2008-05-19
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File No.:  000-26293

CHINA YONGXIN PHARMACEUTICALS INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1661391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

927 Canada Court
City of Industry, California 91748
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(626) 581-9098
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☐

 Non-accelerated filer  ☐                         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant had 31,041,845 shares of common stock, par value $0.001 per share, outstanding as of May 15, 2008.

 CHINA YONGXIN PHARMACEUTICALS INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

Part I. Financial Information

Item 1. Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,763,459	$1,180,029
Accounts receivable, net	10,438,095	6,586,105
Other receivable, net	122,190	207,337
Advance to suppliers	6,806,086	5,729,235
Prepaid expenses	132,846	319,074
Inventory	7,144,040	6,257,450
Total Current Assets	26,406,716	20,279,229

Property, Plant & Equipment, net	2,653,741	2,038,629
Intangible Assets, net	80,441	81,152

	$29,140,898	$22,399,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,256,111	$5,030,340
Accrued expenses & other payable	2,513,726	1,435,235
Advances from customers	984	799,910
Tax payable	761,648	282,899
Short-term loan payable	136,630	1,349,593
Shares to be issued	35,000	35,000
Net liabilities of discontinued operations	628,807	628,777
Loan from related parties	2,888,060	1,722,557
Deferred income	249,607	239,937
Total Current Liabilities	15,470,572	11,524,247

Long term loan	1,283,517	-
Minority Interests	2,951,344	2,640,128

(continued)

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

CONSOLIDATED BALANCE SHEETS (continued)

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized; 31,041,845 shares issued and outstanding	31,042	31,042
Statutory reserve	1,448,157	1,341,599
Other comprehensive income	1,293,159	859,688
Retained earnings	6,658,106	5,997,306
Total Stockholders' equity	9,435,464	8,234,635

	$29,140,898	$22,399,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue, net	$14,993,597	$10,076,930
Cost of Goods Sold	12,466,690	8,497,963
Gross profit	2,526,906	1,578,967

Operating Expenses:
Selling expenses	761,021	389,088
General and administrative expenses	525,400	330,873
Total operating expenses	1,286,421	719,961

Total Income From Operations	1,240,486	859,006

Other Income (Expense):
Other income	233,936	142,170
Other expenses	(138,540)	(20,184)
Interest expense	(2,107)	(30,559)
Total other income	93,289	91,427

Operating Income before tax and minority interest	1,333,774	950,433

Provision For Income Tax	374,915	321,616

Net Income Before Minority Interest & Non-controlling Interest	958,859	628,817

Minority interest	(191,503)	(125,763)

Net Income	767,356	503,054

Other Comprehensive Item:
Foreign Currency Translation Gain	541,840	85,545

Net Comprehensive Income	$1,309,196	$588,599

Earning per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted average number of shares outstanding
Basic	31,041,845	21,000,000
Diluted	31,888,869	21,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$767,356	$503,054
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	78,696	43,440
Minority interest	191,503	125,763
(Increase) / decrease in current assets:
Accounts receivable	(3,951,673)	(2,128,841)
Advances to employees	(9,858)	28,742
Other receivable	102,187	55,662
Advances to suppliers	(425,568)	349,263
Prepaid expenses	196,589	50,839
Inventory	(626,438)	(507,953)
Increase / (decrease) in current liabilities:
Accounts payable	2,194,186	1,331,619
Other payable	1,108,058	(25,523)
Accrued expense	(69,906)	55,183
Tax payable	464,685	361,482
Advances from customers	971	-
Net cash provided by operating activities	20,789	242,731

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment, net	(601,149)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Receipts of loan from non-related parties	870,573	903,189
Receipts of Loan from related parties	239,103	-
Repayment to related party	-	(398,010)
Net cash provided by financing activities	1,109,676	505,179

NET INCREASE IN CASH AND CASH EQUIVALENTS	529,315	747,911

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54,115	14,988

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,180,029	1,248,404

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,763,459	$2,011,303

SUPPLEMENTAL DISCLOSURES:
Interest paid	$129,373	$13,208
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

China Yongxin Pharmaceuticals Inc. (formerly Nutradyne Group, Inc. and formerly Digital Learning Management Corporation) ("Yongxin” or the “Company") was incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. Yongxin, through its Chinese subsidiaries, is engaged in the wholesale distribution of pharmaceutical medicines and appliances, operation of retail drug stores and cultivation, processing and sale of ginseng products.

On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin Medical") and all of the shareholders of Yongxin Medical entered into a share exchange agreement with the Company (formerly Digital Learning Management Corporation). The agreement was amended on June 15, 2007. On November 16, 2007, Yongxin Medical and the Company closed the Amended Exchange Agreement. In accordance with the Amended Exchange Agreement, the Company issued 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin Medical shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% of the outstanding equity interest of Yongxin Medical. The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.

For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Yongxin Medical own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin Medical became the directors and executive officers of the Company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin Medical acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries".

Yongxin Medical, was established in 1993. The company is engaged in the wholesale and retail distribution of pharmaceuticals and medical appliances and the cultivation, processing and manufacture of ginseng-based products. The company’s operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin Medical established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop a customer-terminal network market. In July 2005, the company achieved the franchise right in the Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and has developed 4 chains of “Meixin·Yongxin” shops. As of December 31, 2007, Yongxin Drugstore had developed 11 retail chains drug stores in the name of Yongxin Drugstore which cover a business area of 13,000 square meters throughout Changchun City in China. These drugstores sell over-the counter western and traditional Chinese machines, and medication treatment appliances and other items.

On, March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin, establishing Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868.  Yongxin Drugstore owns 90% of the ownership interest of Jinyongxin Drugstore. Jinyongxin Drugstore is located in Tianjin City, China. As of December 31, 2007, Jinyongxin Drugstore had developed 8 retail chain drug stores which cover a business area of 2,462 square meters throughout Tianjin city in China.

On May 15, 2007, Yongxin Medical established Jilin Dingjian Natural Health Products Co., Ltd (“Dingjian”) with an investment of $116,868.  Yongxin Medical owns 90% of the equity interests of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION (continued)

On June 15 2007, Jilin Province Yongxin Chain Drugstore Ltd. established “Baishan Caoantang Chain Drugstore Ltd.” (hereinafter referred to “Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 cash to purchase the property and equipment from former shareholder. Yongxin Drugstore agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 31 chain retail drugstores, covering a business area of 3,000 square meters and selling over-the counter western and traditional Chinese machines, and medical treatment appliances and other items.

On May 13, 2008 the Company changed its name from Nutradyne Group, Inc. to China Yongxin Pharmaceutical Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

TRANSLATION ADJUSTMENT

As of March 31, 2008, the accounts of Yomgxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of China Yongxin Pharmaceuticals Inc. and its wholly owned and majority owned subsidiaries collectively referred to within as the Company.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

MINORITY INTEREST

The Company owns a 90% ownership interest in Jinyongxin Drugstore and Dingjian. The remaining 10% interest in each of the entities is owned by outside third parties. As at March 31, 2008, minority interest in Jinyongxin Drugstore and Dingjian amounted to $27,863, compared to $16,825 as at December 31, 2007. The Company acquired 80% of the outstanding equity interests of Yongxin Medical upon the closing of the Share Exchange in November 2007. The remaining 20% represents minority interest amounting to $2,923,481 as at March 31, 2008 compared to $2,623,303 as at December 31, 2007.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2008 and December 31, 2007, allowance for doubtful debts amounted to $344,834 and $331,475, respectively.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of March 31, 2008 and December 31, 2007, advance to suppliers amounted to $6,806,086 and $5,729,235, respectively.

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

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT (continued)

Buildings	20 years
Infrastructures and leasehold improvement	10 years
Equipment (including electronic facilities, sports, education and recreation facilities)	10 years
Automobile	10 years
Furniture and Fixtures	5 years
Computer Hardware and Software	5 years

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of financial accounting standards No. 141R (SFAS No. 141R), “Business combinations”. Basic and diluted earnings per share were $0.03 and $0.03 for the three month periods ended March 31, 2008 and 2007, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

NOTE 3 –OTHER RECEIVABLES

Other receivables as of March 31, 2008 and December 31, 2007, are summarized as follows. The receivable is interest free, unsecured, and due on demand.

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Advance to employees	$37,135	$12,449
Advances to store employees	26,409	123,313
Deposits	-	33,512
Others	58,647	38,063
	$122,190	$207,337

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of March 31, 2008 and December 31, 2007 comprised of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Prepaid heating fees	$1,394	$27,321
Prepaid rent	110,792	275,696
Other prepaid expenses	20,661	16,057
	$132,846	$319,074

NOTE 5 – INVENTORIES

As of March 31, 2008 and December 31, 2007, inventory consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw Materials	$42,534	$48,902
Work-In-Process	-	5,534
Finished Goods	7,101,506	6,203,014
	$7,144,040	$6,257,450

NOTE 6 - PROPERTIES AND EQUIPMENT

As of March 31, 2008 and December 31, 2007 the property and equipment of the Company consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Office furniture and fixtures	$820,795	$767,958
Vehicles	404,751	380,023
Buildings	2,032,198	1,400,166
Total property and equipment	3,257,744	1,452,027
Less: Accumulated depreciation	(604,003)	(509,518)
Property and equipment, net	$2,653,741	$2,038,629

The Company had depreciation expense of $73,059 for the three month period ended March 31, 2008. The depreciation expense for the three month period ended March 31, 2007 was $34,503.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INTANGIBLE ASSETS

As of March 31, 2008 and December 31, 2007, the intangible assets of the Company consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Trade mark	$1,141	$1,097
Software	102,329	96,705
Total intangible assets	103,470	97,801
Less: Accumulated amortization	(23,029)	(16,649)
Intangible assets, net	$80,441	$81,152

The amortization expense for the three month periods ended March 31, 2008 and 2007, amounted to $5,637 and $8,937 respectively.

The amortization expenses for intangible assets for next five years after March 31, 2008 are as follows:

March 31, 2009	$22,548
March 31, 2010	22,548
March 31, 2011	22,548
March 31, 2012	12,797
March 31, 2013	0
Total	$80,441

NOTE 8   ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company. Other payables and accrued expenses consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Accrued compensation	$1,026,672	$889,382
Accrued rent expense	2,995	201,108
Accrued acquisition cost payable	-	65,802
Accrued interest	-	56,737
Accrued payable to other companies	113,291	20,920
Sales agent deposits	61,951	54,459
Rent security deposit	-	69,842
Other payable	1,308,817	76,985
Total	$2,513,726	$1,435,235

NOTE 9   ADVANCE FROM CUSTOMERS

The advances from customers amounted to $984 and $799,910, respectively as of March 31, 2008 and December 31, 2007, represent the deposits made by customers to purchase inventory from the Company.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified the 10% of sales that made through the healthcare program networks as deferred income as the collectablity of the sales is uncertain. As of March 31, 2008, the Company has deferred income of $249,607. As of December 31, 2007, the Company has deferred income of $239,937.

NOTE 11   SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the Company issues shares, the amounts are classified as Common stock. As of March 31, 2008 the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

NOTE 12   TAX PAYABLE

Tax payable comprised of the following taxes as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
VAT	$19,709	$20,651
Business Tax	92,144	88,574
City Construction Tax	6,380	6,613
Education Tax	5,167	5,229
Income Tax	637,340	160,109
Others	907	1,723
Total	$761,648	$282,899

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2008. Accordingly, the Company has no net deferred tax assets.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   TAX PAYABLE (continued)

The provision for income taxes from continuing operations on income consists of the following for the years ended March 31, 2008 and 2007:

	2008	2007
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	$-	$-
	$-	$-
PRC Current Income Tax Expense	$374,915	$321,616

Total Provision for Income Tax	$374,915	$321,616

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2008	2007
Tax expense (credit) at statutory rate - federal	34%	-
State tax expense net of federal tax	6%	-
Exempt from U.S. tax	(40%)	-
Foreign income tax - PRC	25%	33%
Exempt from income tax	-	-
Timing differences	3%	-
Tax expense at actual rate	28%	33%

United States of America

The Company has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $2,470,280, a reserve equal to the amount of deferred income taxes has been established at March 31, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2008.

People’s Republic of China (PRC)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position
The following table sets forth the significant components of the provision for income taxes for operation in PRC as of March 31, 2008 and 2007.

	2008	2007
Net taxable income	$1,499,660	$974,593
Income tax @28% & 33%, respectively	$374,915	$321,616

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $136,630 as of March 31, 2008 and $1,349,593 as of December 31, 2007. The loans are secured by personal properties of a main shareholder of the Companies. The loans payable at March 31, 2008 comprised of the following to non-related parties:

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Loan payable to Changchun Beilong Logistic Trading Co., interest at 12% annually, due by June 25, 2008	-	274,176

Loan payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	-	959,616

Loan payable to a non-related party, interest at 12% annually, due by July 23, 2008	-	20,563

Loan payable to Jilin Medical Province, interest free, due by September 2008	21,392	-

Various loans, interest free, unsecured and due on demand	115,238	95,238

Total	$136,630	$1,349,593

NOTE 14   LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $1,283,517 as of March 31, 2008 and $0 as of December 31, 2007. The loans are secured by personal properties of a main shareholder of the Companies. The loans payable at March 31, 2008 comprised of the following:

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Loan payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	1,283,517	0

The following is the future payment schedule of the long term loan:

Due by January 26, 2011                                                         $1,283,517

NOTE 15   LOANS FROM RELATED PARTIES

As of March 31, 2008 and December 31, 2007, the loans from related parties were comprised of the following:

	March 31, 2008	December 31, 2007
Loans payable to a shareholder, interest free, due by March 22, 2008	$-	$41,126

Loans payable to a shareholder, interest at 12% annually, due by February 28, 2008	-	704,811

Loans payable to a shareholder, interest free, due by March 22, 2008	-	791,957

Loans payable to officers, interest free, due on demand	426,800	184,663

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15   LOANS FROM RELATED PARTIES (continued)

Loans payable to officers, interest free, due by August 22, 2008	733,219	-

Loans payable to a shareholder, interest free, due by June 22, 2008	713,065	-

Loans payable to a shareholder, interest at 12% annually, due by May 22, 2008	256,703	-

Loans payable to officers, interest free, due by May 5, 2008	758,273	-

Total	$2,888,060	$1,722,557

The interest expenses were $54,616 and $0 for the three month periods ended March 31, 2008 and 2007.

 NOTE 16 - SHAREHOLDERS' EQUITY

As of March 31, 2008 and December 31, 2007, the Company had 31,041,845 shares of common stock issued and outstanding. No shares were issued during the quarter ended March 31, 2008.

NOTE 17 – WARRANTS

Following is a summary of the warrant activity for the period ended March 31, 2008:

Outstanding, December 31, 2007	1,810,923
Granted during the year	-
Forfeited during the year	-
Exercised during the year	-
Outstanding, March 31, 2008	1,810,923

Following is a summary of the status of warrants outstanding at March 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$0.5-$4.575	1,810,923	3.42	$0.72	1,566,375	$931,726

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – WARRANTS (continued)

The 1,250,000 warrants granted at November 5, 2007:

Risk-free interest rate	4.12%
Expected life of the warrants	5.00 year
Expected volatility	103%
Expected dividend yield	0

NOTE 18 – LEASES

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at March 31, 2008, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2009	$763,792
2010	752,839
2011	752,839
2012	720,179
2013	0
Total minimum lease payments	$2,989,649

NOTE 19 – SEGMENT INFORMATION

The Company operates in three business segments: retail drug stores, pharmaceutical medicine wholesales and ginseng product sales. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items.  As of March 31, 2008, the retail drug store segment operated 50 retail stores with business area of 18,462 M2 in three cities in China primarily.

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

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION (continued)

The following table summarizes significant financial information by segment:

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues from unaffiliated customers:
Retail Drug Stores	$2,480,883	$1,391,007
Pharmaceutical Medicine Wholesales	13,434,147	9,684,897
Unallocated	26,081	-
Revenues from Inter-company sales	1,307,514	998,975

Consolidated Totals	$14,993,597	$10,076,930

Net income:
Retail Drug Stores	$75,089	$102,800
Pharmacy Wholesales	1,022,383	526,018
Unallocated	138,312	-

Consolidated Totals	$959,161	$628,817

Depreciation and amortization:
Retail Drug Stores	$40,006	$9,482
Pharmacy Wholesales	33,636	23,994
Unallocated	5,054	-

Consolidated Totals	$78,696	$33,476

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION (continued)

	Three Months Ended
	March 31, 2008	March 31, 2007
Capital expenditures:
Retail Drug Stores	$31,019	$5,327
Pharmacy Wholesales	523,750	2,166
Unallocated

Consolidated Totals	$554,769	$7,493

Identifiable assets:
Retail Drug Stores	$7,521,086	$4,208,728
Pharmacy Wholesales	21,356,332	9,771,124
Unallocated	263,481	-

Consolidated Totals	$29,140,898	$13,979,852

NOTE 20 – STATUTORY RESERVE

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;
ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounted to $1,448,157 as statutory reserve for the quarter ended March 31, 2008.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(Formerly Nutradyne Group, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of the Company (“SEA”), filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Balance Sheet information for the discontinued subsidiaries of the Company, SEA and Global Computer Systems, Inc. as of March 31, 2008 is as follows:

Assets:
Cash	$76

Liabilities:
Accounts payable	$227,636
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$628,883

Net liabilities of discontinued operations	$628,807

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. (the “Company”) and its subsidiaries.  This management's discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words "anticipated," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

China Yongxin Pharmaceuticals Inc (formerly Nutradyne Group, Inc.) (“Yongxin” or the “Company”)) was incorporated in Delaware on February 18, 1999 under the name FreePCSQuote.Com. On November 16, 2007, the Company closed the Amended Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd., a China corporation ("Yongxin Medical") and all of the shareholders of Yongxin Medical.

Yongxin Medical, was established in 1993. The company is engaged in the wholesale and retail distribution of pharmaceuticals and medical appliances and the cultivation, processing and manufacture of ginseng-based products. The company’s operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin Medical established "Jilin Province Yongxin Chain Drugstore Ltd."(“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to focus on developing a terminal network market. In July 2005, the company achieved the franchise right in Jilin province from American Medicine Shoppe (Meixin International Medical Chains) and by now has developed 4 chains of "Meixino Yongxin". Until to October 2006, the Company has developed 11 retail chains in the name of Yongxin Drugstore covering a large community inside Changchun City in China. These drugstores sell over-the-counter western and traditional Chinese machines, and medical treatment appliances and other items.

On, March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin and established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868.  Yongxin Medical owns a 90% ownership interest in Jinyongxin Drugstore. Jinyongxin Drugstore is located in Tianjin City, China. As of December 31, 2007, Jinyongxin Drugstore had developed 8 retail chain drug stores covering a business area of 2,462 square meters throughout Tianjin city in China.

On May 15, 2007, Yongxin Medical established Jilin Dingjian Natural Health Products Co., Ltd (“Dingjian”) with an investment of $116,868.  Yongxin Medical  owns a 90% ownership interest in Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province

On June 15, 2007, Yongxin Drugstore established “Baishan Caoantang Chain Drugstore Ltd.” (“Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 in cash to purchase the property and equipment from the former shareholder. And Yongxin Drugstore was agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100%-owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 31 chain retail drugstores covering a business area of 3,000 square meters, which sell over-the-counter western and traditional Chinese machines, and medical treatment appliances and other items.

In accordance with the Amended Exchange Agreement on November 16, 2007 between the Company and Yongxin Medical, the Company issued 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin Medical shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% of the equity interest of Yongxin Medical. The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.

For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of Yongxin Medical own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin Medical became the directors and executive officers of the Company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin Medical acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are still those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries".

Yongxin was established in 1993, for the purpose of engaging in the business of medicines wholesale, retail and third-party medicine logistics. Yongxin is located in Changchun City, Jilin Province with a staff of 358 of which 18 are Licensed Pharmacists and 55% of which have a college education.

With the business idea of "sustained operation, integrated innovation", Yongxin Medical has built a marketing network covering the whole Jilin Province and radiating the northeast region, and the brand image of "sustained innovation" of Yongxin Medical has firmly enjoyed popular support. In 2003, Yongxin Medical passed Jilin Provincial FSDA Quality Certification System and National GSP Certification.

Critical Accounting Policies and Estimates

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

TRANSLATION ADJUSTMENT

As of March 31, 2008, the accounts of Yomgxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2008	2007

NET REVENUES	$14,993,557	$10,076,930

COST OF SALES	12,466,690	8,497,963

GROSS PROFIT	2,526,906	1,578,967

OPERATING EXPENSES:
Selling expenses	761,021	389,088
General and administrative	525,400	330,873
Total Operating Expenses	1,286,421	719,961

INCOME FROM OPERATIONS	1,240,486	859,006

OTHER INCOME (EXPENSE):
Other income	233,936	142,170
Other expense	(138,540)	(20,184)
Interest expense	(2,107)	(30,559)
Total Other Income	93,289	91,427

OPERATING INCOME BEFORE TAX & MINORITY INTEREST	1,333,774	950,433

PROVISION FOR INCOME TAX	374,915	321,616

NET INCOME BEFORE MINORITY INTEREST & NON-CONTROLLING INTEREST	958,859	628,817

MINORITY INTEREST	(191,503)	(125,763)

NET INCOME	767,357	503,054

OTHER COMPREHENSIVE ITEM:

Foreign currency translation gain	541,840	85,545

NET COMPREHENSIVE INCOME	$1,309,196	$588,599

Comparison of Three Month Periods Ended March 31, 2008 and  2007.

Net Revenues. For the three month period ended March 31, 2008, our net revenues increased approximately 49% from $10,076,930 to $14,993,597 relative to the same period ended March 31, 2007. The increase in revenues resulted mainly from the remodeling of the stores, developing new chain stores and due to stronger market.

Cost of Sales. Cost of sales decreased from $8,497,963, or approximately 84% of net revenues for the three month period ended March 31, 2007, to $12,466,690, or approximately 83% of net sales for the three month period ended March 31, 2008. The approximately 1% decrease was primarily due to the economies of scale due to higher purchases with the increase in revenue.

Gross Profit. Gross profit increased approximately 60% from $1,578,967 for the three month period ended March 31, 2007 to $2,526,906 for the three month period ended March 31, 2008.  This increase in gross profit was primarily due to the increase in the revenues and the reduction in the cost of sales during the period.

Operating Expenses. For the three month period ended March 31, 2008, overall operating expenses increased approximately 79% from $719,961 to $1,286,421 relative to the three month period ended March 31, 2007.  This increase was mainly due to the following:

Selling Expenses. Selling expenses increased approximately 96% from $389,088 for the three month period ended March 31, 2007 to $761,021 for the same period in 2008. This increase was related to an increase in revenues for the period.

General and Administrative Expenses. General and administrative expenses were $330,873 for the three month period ended March 31, 2007, as compared to $525,400 for the three month period ended March 31, 2008, an increase of 59%.  This increase is due to increase in operations of the Company.

Net Income. Net income increased approximately 53% from a net income of $503,054 for the three month period ended March 31, 2007 to a net income of $767,356 for the three month period ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of  $1,763,459.

At March 31, 2008, we had loans payable to various unrelated parties amounting to $1,420,147.

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

We are planning to raise capital to do acquisitions and increase our revenue by 25%.

Cash Flows

Three month period Ended March 31, 2008 and 2007

Net cash flow provided by operating activities was $20,790 for the three month period ended March 31, 2008 and $242,731 for the three month period ended March 31, 2007. For the three month period ended March 31, 2008, the increase in cash flows provided by operating activities was attributable to a net income of $959,161, an increase in accounts payables of $2,194,186, an increase in other payables of $1,108,058 and an increase in tax payable of $464,685, a decrease in prepaid expenses of $196,589, a decrease in other receivable of $102,187 offset by an increase in accounts receivable of $3,951,673, an increase in inventory of $626,438 and an increase in advance to suppliers of $425,568. For the three month period ended March 31, 2007, cash flows provided by operating activities was attributable to our net income of $628,817 and an increase in accounts payable of 1,331,619, an increase in tax payable of $361,482 and a decrease in advance to suppliers of $349,263 offset by an increase in inventory of $507,953 and an increase in accounts receivables of $2,128,841.

The Company incurred cash outflows of $601,149 in investing activities during the three month period ended March 31, 2008, as compared to $0 used in investing activities for the same period in 2007 for the purchase of property & equipment.

We raised a loan of $239,102 from unrelated parties and $870,573 from related parties during the three months ended March 31, 2008. For the same period in 2007, we raised $903,189 from unrelated parties and repaid $398,010 of related party advances.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at March 31, 2008, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2009	$693,258
2010	734,201
2011	723,673
2012	723,673
2013	692,278
Total minimum lease payments	$3,567,084

Other indebtedness includes short-term loans and loans borrowed from related parties.

Purchase obligations consist of payable materials.

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

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB")  issued SFAS 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

Item 3. Quantitative and Qualitative Discloses About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.   Please see Item 5 of Part II for a discussion of our internal control over financial reporting subsequent to the closing of the Share Exchange.

Part II. Other Information
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The shares of our common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB under the symbol "CYXN." If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report

RISKS RELATED TO OUR BUSINESS

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

If We Are Unable to Manage the Distribution of Our Products at Our Distribution Centers, We May Be Unable to Meet Customer Demand.

Substantially all of our products are distributed to our stores and our wholesale customers through our "Logistics Center" located in our "Logistics Plaza" located in Changchun. The efficient operation and management of this facility is essential to our meeting customer demands ability to meet customer demand. Our business would suffer if the operation of this facility were disrupted. Our failure to manage this facility properly could result in higher distribution costs, excess or sufficient inventory, or an inability to fulfill customer orders, each of which could result in a material adverse effect on our results of operations.

Due to the Geographic Concentration of Our Sales in the Northeast Region of China, Our Results of Operations and Financial Condition Are Subject to Fluctuations in Regional Economic Conditions.

A significant percentage of our total sales are made in the northeast region of China, particularly in the Jilin province. For the quarter ended March 31, 2008 and years ended December 31, 2007 and 2006, approximately 75%, 85% and 80% of revenues, respectively, were generated from this area. Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

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

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of Marcy 31, 2008, we had registered 4 trademarks. Our products are currently sold under these trademarks in the PRC, and we plan to expand the sale and distribution of our products to other international markets. We plan to apply for trademark protection of these and other marks in the United States in connection with the expansion of our retail drugstores into California. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China, the U.S. or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

We Rely on Trade Secret Protections through Confidentiality Agreements with Our Employees, Customers and Other Parties; the Breach of Such Agreements Could Adversely Affect Our Business and Results of Operations.

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

Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of March 31, 2008, we had approximately 650 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added  responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China;

•	fluctuation and unpredictability of costs related to the raw materials used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	competition from our competitors; and

•	Our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;

•	difficulties integrating the acquired company’s standards, processes, procedures and controls;

•	difficulties coordinating new product and process development;

•	difficulties hiring additional management and other critical personnel;

•	difficulties increasing the scope, geographic diversity and complexity of our operations;

•	difficulties consolidating facilities, transferring processes and know-how;

•	difficulties reducing costs of the acquired company's business;

•	diversion of management's attention from our management; and

•	adverse impacts on existing business relationships with customers.

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

Our principal operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd., ("Yongxin Medical") is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

The Scope of Our Business License in China is Limited, and We May Not Expand or Continue Our Business Without Government Approval and Renewal, Respectively.

Our principal operating subsidiary, Yongxin Medical, is a foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market pharmaceutical products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, it will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure investors that Yongxin Medical will be able to obtain the necessary government approval for any change or expansion of its business.

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

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations;

•	the sickness or death of our key officers and employees; and

•	a general slowdown in the Chinese economy.

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

Because Our Business is Located in the PRC, We May Have Difficulty Establishing Adequate Management, Legal and Financial Controls, Which We are Required to Do in Order to Comply with U.S. Securities Laws.

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

We conduct business operations solely in the PRC through our 80%-owned subsidiary, Yongxin Medical, and its subsidiaries. We are a Delaware corporation, however, most of our direct and indirect subsidiaries are companies organized under the laws of the PRC. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our pharmaceutical distribution and retail drugstore businesses.

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

The PRC government has broad discretion in dealing with violations of laws and regulations, including:

•	levying fines;

•	confiscating our income;

•	revoking business and other licenses;

•	requiring us to discontinue any portion or all of our business;

•	requiring us to restructure our ownership structure or operations; and

•	requiring actions necessary for compliance.

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

Market prices for our common stock after the Share Exchange will be influenced by a number of factors, including:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and safety of our products and services or our competitors' products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	Chinese governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates and/or foreign currency exchange rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of us; and

•	General economic and other national and international conditions.

Shares Eligible for Future Sale May Adversely Affect the Market Price of Our Common Stock, as the Future Sale of a Substantial Amount of Stock in the Public Marketplace Could Reduce the Price of Our Common Stock.

We may file a registration statement to register the shares issued to the Yongxin Medical shareholders pursuant to the Share Exchange. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

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

Following the Share Exchange, the Former Principal Shareholders of Yongxin Medical Have Significant Influence Over Us.

The former shareholders of Yongxin Medical and their designees beneficially own or control a majority of our outstanding shares as of May [__], 2008. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such shareholders may also have the power to prevent or cause a change in control. In addition, without the consent of the former Yongxin Medical shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of the former Yongxin Medical shareholders may differ from the interests of our other stockholders.

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

We May Not Be Able to Achieve the Benefits We Expect to Result from the Share Exchange.

On April 12, 2008, we entered into the Second Amendment to the Share Exchange Agreement with Yongxin Medical, effective November 16, 2007, and all of the shareholders of Yongxin Medical, pursuant to which we agreed to acquire 80% of the issued and outstanding equity interest of Yongxin Medical in exchange for shares of our common stock. On November 16, 2007, the Share Exchange closed, Yongxin Medical became our 80%-owned subsidiary and we assumed the business operations Yongxin Medical. We also have a new Board of Directors and management consisting of persons from Yongxin Medical and changed our corporate name from "Digital Learning Management Corporation" to "Nutradyne Group, Inc.," which we subsequently changed to China Yongxin Pharmaceuticals Inc. in May 2008.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company;

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________________
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

CHINA YONGXIN PHARMACEUTICALS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: May 16, 2008	By: /s/ Yogxin Liu
Yongxin Liu
Its: Chairman of the Board and Chief Executive Officer

By: /s/ Yogxin Liu
Yongkui Liu
Its: Chief Financial Officer