Form 10-Q
period 2008-06-30
China Yongxin Pharmaceuticals Inc.
filed 2008-08-19
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

The registrant had 31,291,845 shares of common stock, par value $0.001 per share, outstanding as of August [__], 2008.

 CHINA YONGXIN PHARMACEUTICALS INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

Part I. Financial Information

Item 1. Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,090,389	$1,180,029
Accounts receivable, net	9,417,167	6,586,105
Notes receivable	841,686	-
Other receivable, net	1,037,666	207,337
Advances to suppliers	3,968,610	5,729,235
Prepaid expenses	411,356	319,074
Inventory, net	8,246,192	6,257,450
Total Current Assets	25,013,066	20,279,230

Property and Equipment, net	4,691,879	2,038,629
Intangible Assets, net	76,049	81,152
Total Assets	$29,780,994	$22,399,011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,727,066	$5,030,340
Accrued expenses & other payable	1,440,708	1,435,235
Advances from customers	1,921,930	799,910
Loan to related parties	184,662	1,722,557
Tax payable	1,174,052	282,899
Short-term loan payable	2,103,467	389,977
Deferred income	-	239,937
Shares to be issued	35,000	35,000
Net liabilities of discontinued operations	628,837	628,777
Total Current Liabilities	14,215,722	10,564,632

Long term loan	1,312,128	959,616
Minority interests	3,344,774	2,640,128

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized; 31,291,845 and 31,041,845 shares issued and outstanding as of June 30, 2008 and December 31, 2007	31,292	31,042
Additional paid in Capital	566,015	-
Deferred consulting expense - issuance of warrants	(218,449)	-
Prepaid consulting - issuance of shares	(206,250)	-
Statutory reserve	1,540,707	1,341,599
Other comprehensive income	1,696,400	859,688
Retained earnings	7,493,655	5,997,306
Total Stockholders' Equity	10,908,370	8,234,635

Total Liabilities and Stockholders’ Equity	$29,780,994	$22,399,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$14,580,500	$12,699,461	$29,574,097	$22,862,977
Cost of goods sold	(11,723,541)	(10,243,427)	(24,190,231)	(18,696,733)
Gross profit	2,856,959	2,456,034	5,383,866	4,166,244

Operating Expenses:
Selling expenses	963,352	632,058	1,724,373	1,021,146
General and administrative expenses	587,915	390,861	1,113,315	721,734
Total operating expenses	1,551,267	1,022,919	2,837,688	1,742,880

Income From Operations	1,305,692	1,433,115	2,546,178	2,423,364

Other Income (Expense):
Other income	600,205	7,298	834,140	18,225
Other expense	103,634	(63,813)	(34,906)	(83,997)
Interest income (expense)	(225,005)	(46,897)	(227,112)	(77,456)
Total other income (expenses)	478,834	(103,412)	572,122	(143,228)

Operating Income Before Tax and Minority Interest	1,784,526	1,329,703	3,118,300	2,280,136

Provision for income tax	(565,227)	(435,759)	(940,142)	(757,375)

Net Income Before Minority Interest & Non-controlling Interest	1,219,299	893,944	2,178,158	1,522,761

Minority interest	(500,378)	(1,497)	(691,881)	(1,497)

Net Income	718,921	892,447	1,486,277	1,521,264

Other Comprehensive Item:
Foreign exchange translation gain	294,872	143,795	836,712	229,340

Net Comprehensive Income	$1,013,793	$1,036,242	$2,322,989	$1,750,604

Earnings per share
Basic	$0.02	$0.04	$0.05	$0.07
Diluted	$0.02	$0.04	$0.05	$0.07
Weighted average number of shares outstanding
Basic	31,116,845	21,000,000	31,079,138	21,000,000
Diluted	32,144,356	21,000,000	32,106,649	21,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,486,277	$1,521,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	167,869	76,270
Issuance of common stock and warrants for services	141,566	-
Minority interest	691,881	1,497
(Increase) / decrease in current assets:
Accounts receivable	(3,183,428)	(2,148,881)
Advances to employees	-	28,926
Other receivable	(799,159)	133,978
Advances to suppliers	2,077,575	253,946
Prepaid expenses	(70,437)	(4,631)
Inventory	(1,556,377)	(2,678,670)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,342,605	915,183
Other payable	2,571	198,254
Deferred income	(249,545)	-
Advance from customer	1,047,628	66,416
Tax payable	857,194	806,041
Net cash provided by/(used in) operating activities	1,956,220	(830,407)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from minority interest shareholders	11,406	-
Payment on purchase of property & equipment	(2,626,220)	(599,648)
Net cash used in investing activities	(2,614,814)	(599,648)
CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of short term loan	1,964,749	1,298,530
Repayment of loan payable to third party	-	(400,557)
Receipt (payment) of loan from a related party	(1,620,887)	718,585
Contribution of share capital	-	28
Net cash provided by/ (used in) financing activities	343,862	1,616,586
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(314,732)	186,531

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	225,092	51,636
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,180,029	1,248,404

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,090,389	$1,486,571

SUPPLEMENTAL DISCLOSURES:
Cash Interest paid	$101,631	$-
Income tax paid	$-	$-
NON CASH TRANSACTION:
Conversion of account receivable to note receivable	$841,686	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

China Yongxin Pharmaceuticals Inc. (formerly Nutradyne Group, Inc. and formerly Digital Learning Management Corporation) (“Yongxin” or the “Company”) was incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. Yongxin, through its Chinese subsidiaries, is engaged in the wholesale distribution of pharmaceutical medicines and appliances, the operation of pharmacy retail drug stores and the sale of ginseng products.

On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin Medical") and all of the shareholders of Yongxin Medical entered into a share exchange agreement with the Company. The agreement was amended on June 15, 2007. On November 16, 2007, Yongxin Medical and the Company closed the Amended Exchange Agreement. In accordance with the Amended Exchange Agreement, the Company issued 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin Medical shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% of the outstanding equity interest of Yongxin Medical. The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.

For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Yongxin Medical own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin Medical became the directors and executive officers of the Company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin Medical acquired a majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries".

Yongxin Medical, was established in 1993. The company is engaged in the wholesale and retail distribution of pharmaceuticals and medical appliances and the cultivation, processing and manufacture of ginseng-based products. The company’s operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin Medical established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, Yongxin Medical acquired exclusive franchise rights in the Jilin Province from a large retail drug chain based in the United States.  The Company has developed 4 chains of drugstore shops pursuant to the franchise agreement. As of June 30, 2008, Yongxin Drugstore has developed 42 retail chains drug stores in the name of Yongxin Drugstore, covering a large community in Changchun City in China. These drugstores sell over-the counter western and traditional Chinese machines, and medical treatment appliances and other items.

On, March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin, establishing Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868.  Yongxin Drugstore owns 90% of the ownership interest of Jinyongxin Drugstore. Jinyongxin Drugstore is located in Tianjin City, China. As of June 30, 2008, Jinyongxin Drugstore had developed 14 retail chain drug stores which cover a business area of 2,462 square meters throughout Tianjin city in China.

On May 15, 2007, Yongxin Medical established Jilin Dingjian Natural Health Products Co., Ltd. (“Dingjian”) with an investment of $116,868. Yongxin Medical owns 90% of the equity interests of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION (continued)

On June 15 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. (“Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 cash to purchase the property and equipment. Yongxin Drugstore agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 37 chain retail drugstores covering a business area of 3,480 square meters and selling over-the counter western and traditional Chinese machines, and medical treatment appliances and other items.

On May 13, 2008 the Company changed its name from Nutradyne Group, Inc. to China Yongxin Pharmaceuticals Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

TRANSLATION ADJUSTMENT

As of June 30, 2008, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

MINORITY INTEREST

The Company owns a 90% ownership interest in Jinyongxin Drugstore and Dingjian. The remaining 10% interest in each of the entities is owned by outside third parties. As at June 30, 2008, the minority interest in Jinyongxin Drugstore and Dingjian amounted to $14,517, compared to $16,825 as at December 31, 2007. The Company acquired 80% of the outstanding equity interests of Yongxin Medical upon the closing of the Share Exchange in November 2007.  The remaining 20% represents minority interest amounting to $3,330,257 as at June 30, 2008 compared to $2,623,303 as at December 31, 2007.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2008 and December 31, 2007, allowance for doubtful debts amounted to $355,895 and $331,475, respectively.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of June 30, 2008 and December 31, 2007, advances to suppliers amounted to $3,968,610 and $5,729,235, respectively.

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

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), “Business combinations”. Basic and diluted earnings per share $0.02 and $0.05 for the three month and six month periods ended June 30, 2008, respectively. Basic and diluted earnings per share were $0.04 and $0.07 for the three month and six month periods ended June 30, 2007, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the non-controlling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

NOTE 3 –OTHER RECEIVABLES

Other receivables as of June 30, 2008 and December 31, 2007, are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Advance to employees	$65,650	$12,449
Advances to store employees	2,668	123,313
Deposits	866,503	33,512
Others	102,845	38,063
	$1,037,666	$207,337

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of June 30, 2008 and December 31, 2007 comprised of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Prepaid heating fees	$-	$27,321
Prepaid rent	384,882	275,696
Other prepaid expenses	26,474	16,057
	$411,356	$319,074

NOTE 5 – INVENTORIES

As of June 30, 2008 and December 31, 2007, inventory consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Raw Materials	$153,319	$48,902
Work-In-Process	27,629	5,534
Finished Goods	8,065,244	6,203,014
	$8,246,192	$6,257,450

NOTE 6 - PROPERTIES AND EQUIPMENT

As of June 30, 2008 and December 31, 2007 the property and equipment of the Company consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Office furniture and fixtures	$827,894	$767,958
Vehicles	536,051	380,023
Buildings	4,030,191	1,400,166
Total property and equipment	5,394,136	2,548,147
Less: Accumulated depreciation	(702,257)	(509,518)
Net value of property and equipment	$4,691,879	$2,038,629

The Company had depreciation expenses of $158,657 and 76,270 for the six month period ended June 30, 2008 and 2007, respectively.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INTANGIBLE ASSETS

As of June 30, 2008 and December 31, 2007, the intangible assets of the Company consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(unaudited)

Trade mark	$44,467	$1,097
Software	58,708	96,704
Total intangible assets	103,175	97,801
Less: Accumulated amortization	(27,126)	(16,649)
Net value of intangible assets	$76,049	$81,152

The amortization expenses for the six month periods ended June 30, 2008 and 2007 amounted to $9,212 and $0, respectively.

The amortization expenses for intangible assets for next five years after June 30, 2008 are as follows:

June 30, 2009	$17,924
June 30, 2010	13,336
June 30, 2011	12,307
June 30, 2012	11,287
June 30, 2013	8,551
Total	$63,405

NOTE 8   ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sell products for the Company. Other payables and accrued expenses consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Accrued compensation	$1,052,409	$889,382
Accrued rent expense	-	201,108
Accrued acquisition cost payable	-	65,802
Accrued interest	110,733	56,737
Accrued payable to other companies	-	20,920
Accrued education & employee funds	41,757	-
Sales agent deposits	75,928	54,459
Rent security deposit	-	69,842
Other payable	159,881	76,985
Total	$1,440,708	$1,435,235

NOTE 9   ADVANCE FROM CUSTOMERS

The advances from customers amounted to $1,921,930 and $799,910, respectively, as of June 30, 2008 and December 31, 2007, and represent the deposits made by customers to purchase inventory from the Company.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified the 10% of sales that were made through the healthcare program networks as deferred income as the collectablity of the sales is uncertain. As of June 30, 2008 and December 31, 2007, the Company has deferred income of $0 and $239,937, respectively.

NOTE 11   SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the Company issues shares, the amounts are classified as common stock. As of June 30, 2008 the Company has a total of 500,000 shares to be issued with a balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

NOTE 12   TAX PAYABLE

Tax payable comprised of the following taxes as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
VAT	$17,358	$20,651
Business Tax	94,198	88,574
City Construction Tax	6,484	6,613
Education Tax	5,266	5,229
Income Tax	970,533	160,109
Others	80,213	1,723
Total	$1,174,052	$282,899

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2008 and 2007:

	2008	2007
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	-	-
	$-	$-
PRC Current Income Tax Expense	$940,142	$757,375

Total Provision for Income Tax	$940,142	$757,375

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   TAX PAYABLE (continued)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the six month periods ended June 30, 2008 and 2007:

	2008		2007
Tax expense (credit) at statutory rate - federal	34%		-
State tax expense net of federal tax	6%		-
Changes in valuation allowance	(40%	)	-
Foreign income tax - PRC	25%		33%
Exempt from income tax	-		-
Temporary difference	3%		-
Tax expense at actual rate	28%		33%

United States of America

The Company has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $4,881,260, a reserve equal to the amount of deferred income taxes has been established at June 30, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of June 30, 2008.

People’s Republic of China (PRC)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs.  The two year tax exemption, six year 50% tax reduction and tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of June 30, 2008 and 2007.

	2008	2007
Net taxable income	$3,413,921	$2,280,136
Income tax at 28% and 33%, respectively	$940,142	$757,375

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $2,103,467 as of June 30, 2008 and $389,977 as of December 31, 2007. The loans are secured by personal properties of a main shareholder of the Company. The loans payable at June 30, 2008 comprised of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Loan payable to Changchun Beilong Logistic Trading Co., interest at 12% annually, due by June 25, 2008	$-	$274,176
Loan payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	-	-
Loan payable to a non-related party, interest at 12% annually, due by July 23, 2008	-	20,563
Loan payable to Jilin Medical Province, interest free, due by September 2008	21,869	-
Various loans, interest free, unsecured and due on demand	2,081,598	95,238

Total	$2,103,467	$389,977

NOTE 14  LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $1,312,128 as of June 30, 2008 and $959,616 as of December 31, 2007. The loans are secured by personal properties of a main shareholder of the Company. The loans payable at June 30, 2008 comprised of the following:

	June 30, 2008 (unaudited)	December 31, 2007 (audited)
Loan payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	$1,312,128	$959,616

The following is the future payment schedule of the long term loan:

Due by January 26, 2011                                                         $1,312,128

NOTE 15   LOANS FROM RELATED PARTIES

As of June 30, 2008 and December 31, 2007, the loans from related parties were comprised of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Loans payable to a shareholder, interest free, due by March 22, 2008	$-	$41,126
Loans payable to a shareholder, interest at 12% annually, due by February 28, 2008	-	704,811
Loans payable to a shareholder, interest free, due by March 22, 2008	-	791,957
Loans payable to officers, interest free, due on demand	184,662	184,663

Total	$184,662	$1,722,557

The interest expense was $4,214 and $0 for the six month period ended June 30, 2008 and 2007.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SHAREHOLDERS' EQUITY
As of June 30, 2008 and December 31, 2007, the Company had 31,291,845 and 31,041,845 shares of common stock issued and outstanding.

On April 1, 2008, the Company issued to Investor Relations International (“IRI”) 250,000 shares of restricted common stock to render investor relations and financial communication services.

NOTE 17 – Warrants

Following is a summary of the warrant activity for the period ended June 30, 2008:

Outstanding, December 31, 2007	1,810,923
Granted during the year	300,000
Forfeited during the year	-
Exercised during the year	-
Outstanding, June 30, 2008	2,110,923

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Intrinsic Value

$0.50-$4.575	2,110,923	3.4	$0.99	2,110,923	$1,438,515

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 1,250,000 warrants granted at November 5, 2007:

Risk-free interest rate	4.12%
Expected life of the warrants	5.00 years
Expected volatility	103%
Expected dividend yield	0

The 300,000 warrants granted on April 1, 2008:

Risk-free interest rate	2.47%
Expected life of the warrants	5.00 years
Expected volatility	199%
Expected dividend yield	0

NOTE 18 - COMMITMENTS
Consulting agreements:

On April 1, 2008, the Company signed a letter of engagement with Investor Relations International (“IRI”).  According to the terms of the agreement, IRI agreed to perform investor relations and financial communication services. The agreement is for a twelve-month period and the Company agreed to pay $10,000 per month to IRI, issue 250,000 shares of restricted common stock, and issue 300,000 warrants at an exercise price from $1.50 to $4.00 per share.  During the six months ended June 30, 2008, the Company recorded consulting expenses of $141,566 and recorded deferred consulting expenses of $424,699 in the accompanying consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Leases:

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at June 30, 2008, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2009	$693,258
2010	734,201
2011	723,673
2012	723,673
2013	692,278
Total minimum lease payments	$3,567,083

NOTE 19 – SEGMENT INFORMATION

The Company operates in three business segments: retail drug stores, the wholesale of pharmaceutical medicine and ginseng product sales. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

The retail drug store segment is complemented by such core front-end categories as the sale of over-the-counter medications, health and beauty products, and other items.  As of June 30, 2008, the retail drug store segment operated 50 retail stores with business area of 18,462 square meters in three cities in China primarily.

The pharmaceutical medicine wholesale segment, operated through Yongxin Medical, provides logistics wholesale distribution of over-the-counter and prescribed medicines to hospitals, clinics, medical institutions and retail drug stores.

The ginseng products segment operated through Dingjian, focuses on processing and manufacturing ginseng electuary, pellets and liquid extracts that distributed by wholesalers and in retail drug stores.

The following table summarizes significant financial information by segment:

	Six Months Ended June 30,
	2008	2007
Revenues from unaffiliated customers:
Retail Drug Stores	$5,766,180	$3,512,160
Pharmaceutical Medicine Wholesale	26,295,354	21,406,084
Unallocated	1,000	-
Revenues from Inter-company sales	(2,488,437)	(2,055,267)
Consolidated Totals	$29,574,097	$22,862,977

Net income:
Retail Drug Stores	$124,129	$145,107
Pharmaceutical Medicine Wholesale	2,349,649	1,377,654
Unallocated	(295,620)	-
Consolidated Totals	$2,178,158	$1,522,761

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT INFORMATION (continued)

	Six Months Ended June 30,
	2008	2007

Depreciation and amortization:
Retail Drug Stores	$85,821	$10,043
Pharmacy Wholesales	81,107	66,227
Unallocated	941	-	-
Consolidated Totals	$167,869	$76,270

Capital expenditures:
Retail Drug Stores	$40,852	$588,804
Pharmacy Wholesales	2,585,368	10,844
Unallocated	-	-
Consolidated Totals	$2,626,220	$599,648

Identifiable assets:
Retail Drug Stores	$7,437,721	$6,146,686
Pharmacy Wholesales	22,334,420	10,349,910
Unallocated	8,853	-
Consolidated Totals	$29,780,994	$16,496,596

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

In accordance with the Chinese Company Law, the Company allocated 10% of its annual net income, amounting to $248,885 as statutory reserve for the six months ended June 30, 2008.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc. (“SEA”), subsidiary of the Company, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Balance Sheet information for the discontinued subsidiaries of the Company, SEA and Global Computer Systems, Inc. as of June 30, 2008 is as follows:

Assets:
Cash	$46

Liabilities:
Accounts payable	$227,636
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$628,883

Net liabilities of discontinued operations	$628,837

Notes payable consist of two unsecured, non-interest bearing notes payable to two former stockholders of SEA totaling $16,666 due January 15, 2005. No payments have been made to date.

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

Overview

China Yongxin Pharmaceuticals Inc. (formerly Nutradyne Group, Inc.") (“Yongxin” or the “Company”) was incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote.Com. On November 16, 2007, the Company closed the Amended Exchange Agreement with Changchun Yongxin Dirui Medical Co., Ltd., a China corporation ("Yongxin Medical") and all of the shareholders of Yongxin Medical.

Yongxin Medical, was established in 1993 and is engaged in the wholesale distribution of pharmaceuticals and medical appliances, the operation of retail drugstores and the cultivation, processing and manufacture of ginseng-based products. Yongxin Medical’s s operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin Medical established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to focus on developing a terminal network market. In July 2005, Yongxin Drugstore acquired exclusive franchise rights in the Jilin province from a large retain drug chain based in the United States.  Yongxin Medical has has developed 4 chains of drug stores pursuant to the franchise agreement. As of June 30, 2008, the Company has developed 42 retail chains in the name of Yongxin Drugstore covering a large community inside Changchun City in China. These drugstores sell over-the counter western and traditional Chinese medicines, medical treatment appliances and other items.

On, March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin and established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868.  Yongxin Medical owns a 90% ownership interest in Jinyongxin Drugstore. Jinyongxin Drugstore is located in Tianjin City, China. As of June 30, 2008, Jinyongxin Drugstore had developed 14 retail chain drug stores covering a business area of  2,462 square meters throughout Tianjin City in China.

On May 15, 2007, Yongxin Medical established Jilin Dingjian Natural Health Products Co., Ltd (“Dingjian”) with an investment of $116,868.  Yongxin Medical owns a 90% ownership interest in Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

On June 15, 2007, Yongxin Drugstore established “Baishan Caoantang Chain Drugstore Ltd.” (“Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 in cash to purchase the property and equipment. Yongxin Drugstore agreed to pay $80,076 monthly over the next 30 months for the investment. Caoantang Drugstore is a 100%-owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 37 chain retail drugstores covering a business area of 3,480 square meters, which sell over-the-counter western and traditional Chinese machines, and medical treatment appliances and other items.

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

Yongxin Medical was established in 1993, to engage in the wholesale and retail sale of medicine and pharmaceutical products. Yongxin is located in Changchun City, Jilin Province with a staff of approximately 642, of which 18 are Licensed Pharmacists and 72% of which have a college education.

With the business idea of "sustained operation, integrated innovation", Yongxin Medical has built a marketing network covering the whole Jilin Province. In 2003, Yongxin Medical passed the Jilin Provincial FSDA Quality Certification System and National GSP Certification.

Critical Accounting Policies and Estimates

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars ($).

TRANSLATION ADJUSTMENT

As of June 30, 2008, the accounts of Yomgxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries collectively referred to within as the Company.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

ADVANCES TO SUPPLIERS

The Company makes advances to certain vendors for the purchase of its material.  The advances to suppliers are interest free and unsecured. As of June 30, 2008 and December 31, 2007, advances to suppliers amounted to $3,968,610 and $5,729,235, respectively.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$14,580,500	$12,699,461	$29,574,097	$22,862,977
Cost of Goods Sold	(11,723,541)	(10,243,427)	(24,190,231)	(18,696,733)
Gross profit	2,856,959	2,456,034	5,383,866	4,166,244

Operating Expenses:
Selling expenses	963,352	632,058	1,724,373	1,021,146
General and administrative	587,915	390,861	1,113,315	721,734
Total operating expenses	1,551,267	1,022,919	2,837,688	1,742,880

Income from operations	1,305,692	1,433,115	2,546,178	2,423,364

Other Income (Expense):
Other income	600,205	7,298	834,141	18,225
Other expense	103,634	(63,813)	(34,906)	(83,997)
Interest income (expense)	(225,005)	(46,897)	(227,112)	(77,456)
Total other income	478,834	(103,412)	572,122	(143,228)

Operating income before tax & minority interest	1,784,526	1,329,703	3,118,300	2,280,136

Provision for income tax	(565,227)	(435,759)	(940,142)	(757,375)

Net income before minority interest and non-controlling interest	1,219,299	893,944	2,178,158	1,522,761

Minority interest	(500,378)	(1,497)	(691,881)	(1,497)

Net income	718,921	892,447	1,486,277	1,521,264

Earning per share
Basic	$0.02	$0.04	$0.05	$0.07
Diluted	$0.02	$0.04	$0.05	$0.07

Weighted average number of shares outstanding
Basic	31,116,845	21,000,000	31,079,138	21,000,000
Diluted	32,144,356	21,000,000	32,106,649	21,000,000

Comparison of Three Months Ended June 30, 2008 and 2007.

Net Revenues. For the three months ended June 30, 2008, our net revenues increased approximately 15% from $12,699,461 to $14,580,500 relative to the same period ended June 30, 2007. The increase in revenues resulted mainly from the remodeling of our stores, our development new chain stores and a stronger market.

Cost of Goods Sold. Cost of sales decreased from $10,243,427, which was 81% of net revenues for the three month period ended June 30, 2007, to $11,723,541, which was 80% of net revenues for the three month period ended June 30, 2008. The decrease was due to the economies of scale with the increase in revenue.

Gross Profit. Gross profit increased approximately 16% from $2,456,034 for the three month period ended June 30, 2007 to $2,856,959 for the three month period ended June 30, 2008.  This increase in gross profit was primarily due to the increase in revenues during the period.

Operating Expenses. For the three month period ended June 30, 2008, overall operating expenses increased approximately 52% from $1,022,919 to $1,551,267 relative to the three month period ended June 30, 2007.  This increase was mainly due to the following:

Selling Expenses. Selling expenses increased approximately 52% from $632,058 for the three month period ended June 30, 2007 to $963,352 for the same period in 2008. This increase was related to an increase in revenues for the period.

General and Administrative Expenses. General and administrative expenses were $390,861 for the three month period ended June 30, 2007, as compared to $587,915 for the three month period ended June 30, 2008, an increase of 50%.  This increase is due to increase in operations of the Company.

Net Income. Net income before minority interest increased approximately 36% from a net income of 893,944 for the three month period ended June 30, 2007 to a net income before minority interest of $1,219,299 for the three month period ended June 30, 2008.

Comparison of Six Months Ended June 30, 2008 and 2007.

Net Revenues. For the six month period ended June 30, 2008, our net revenues increased approximately 29% from $22,862,977 to $29,574,097 relative to the same period ended June 30, 2007. The increase in revenues resulted mainly from the remodeling of our stores, our development of new chain stores and a stronger market.

Cost of Goods Sold. Cost of sales increased from $18,696,733 for the six month period ended June 30, 2007, to $24,190,231 for the six month period ended June 30, 2008. The increase was in the same proportion as the increase in revenue.

Gross Profit. Gross profit increased approximately 29% from $4,166,244 for the six month period ended June 30, 2007 to $5,383,866 for the six month period ended June 30, 2008.  This increase in gross profit was primarily due to the increase in the revenues during the period.

Operating Expenses. For the six month period ended June 30, 2008, overall operating expenses increased approximately 63% from $1,742,880 to $2,837,688 relative to the six month period ended June 30, 2007.  This increase was mainly due to the following:

Selling Expenses. Selling expenses increased approximately 69% from $1,021,146 for the six month period ended June 30, 2007 to $1,724,373 for the same period in 2008. This increase was related to an increase in revenues for the period.

General and Administrative Expenses. General and administrative expenses were $721,734 for the six month period ended June 30, 2007, as compared to $1,113,315 for the six month period ended June 30, 2008, an increase of 54%.  This increase is due to increase in operations of the Company.

Net Income. Net income before minority interest increased approximately 43% from a net income of 1,522,761 for the six month period ended June 30, 2007 to a net income before minority interest of $2,178,158 for the six month period ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, we had cash on hand of $ 1,090,389.

At June 30, 2008, we had loans payable to various unrelated parties amounting to $3,415,595.

The Company believes that its existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months and on a long term basis. The Company may also seek additional financing to meet the needs of its long-term strategic plan.

Cash Flows

Six month period Ended June 30, 2008 and 2007

Net cash flow provided by operating activities was $1,956,220 for the six month period ended June 30, 2008 and net cash used in operations was $830,407 for the six month period ended June 30, 2007. For the six month period ended June 30, 2008, increase in cash flows provided by operating activities was attributable to a net income after minority interest of $1,486,277, an increase in accounts payable of $1,342,605, an increase in advances from customers of $1,047,628, an increase in tax payable of $857,194 and a decrease in advances to suppliers of $2,077,575, offset by an increase in accounts receivable of $3,183,428, an increase in inventory of $1,556,377, an increase in other receivables of $799,159 and a decrease in deferred income of $249,545. For the six month period ended June 30, 2007, cash flows used in operating activities was attributable to an increase in accounts receivable of 2,148,881 and an increase in inventory of $2,678,670, offset by net income of $1,521,263, an increase in accounts payable of $915,183 and an increase in tax payable of $806,041.

The Company incurred cash outflows of $2,614,813 in investing activities during the six month period ended June 30, 2008, as compared to $599,648 used in investing activities for the same period in 2007 for the purchase of property and equipment.

We raised a loan of $1,964,749 from unrelated parties and paid off $1,620,887 to related parties during the six month period ended June 30, 2008. For the same period in 2007, we raised $1,298,530 from unrelated parties and $718,585 from related parties and repaid $400,557 of related party advances.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The Company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at June 30, 2008, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2009	$693,258
2010	734,201
2011	723,673
2012	723,673
2013	692,278
Total minimum lease payments	$3,567,084

Other indebtedness includes short-term loans and loans borrowed from related parties.

Purchase obligations consist of payable materials.

We currently have no material commitments for capital expenditures. Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to fund and expand our operations. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our Company. At this time, we have no commitments or plans to obtain additional capital.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2008.

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

None

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

_______________
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

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: August 19, 2008	/s/ Yongxin Liu
By: Yongxin Liu
Its:Chairman of the Board and Chief Executive Officer

/s/ Yongkui Liu
By: Yongkui Liu
Its:Chief Financial Officer