Form 10-Q
period 2008-09-30
China Yongxin Pharmaceuticals Inc.
filed 2008-11-18
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The registrant had 31,291,845 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2008.

CHINA YONGXIN PHARMACEUTICALS INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

INDEX

Part I. Financial Information

Item 1. Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$826,674	$1,180,029
Accounts receivable, net	7,711,047	6,586,105
Notes receivable	1,462,853	-
Other receivable, net	741,501	207,337
Advances to suppliers	4,431,587	5,729,235
Prepaid expenses	356,743	319,074
Inventory, net	8,919,680	6,257,450
Total Current Assets	24,450,085	20,279,230

Property and Equipment, net	6,526,017	2,038,629
Intangible Assets, net	73,722	81,152
Total Assets	$31,049,824	$22,399,011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,657,126	$5,030,340
Accrued expenses & other payable	2,059,925	1,435,235
Advances from customers	1,895,802	799,910
Tax payable	1,913,039	282,899
Loan to related parties	184,662	1,722,557
Short-term loan payable	2,073,166	389,977
Deferred income	-	239,937
Shares to be issued	35,000	35,000
Net liabilities of discontinued operations	628,837	628,777
Total Current Liabilities	13,447,557	10,564,632

Long term loan	1,325,502	959,616
Minority Interests	3,752,688	2,640,128
	18,525,747	14,164,376

 (continued)

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED BALANCE SHEETS (continued)

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized; 31,291,845 and 31,041,845 shares issued and outstanding as of September 30, 2008 and December 31, 2007	31,292	31,042
Additional paid in capital	566,015	-
Deferred consulting expense - issuance of warrants	(145,632)	-
Prepaid consulting - issuance of shares	(137,500)	-
Statutory reserve	1,696,165	1,341,599
Other comprehensive income	1,722,658	859,688
Retained earnings	8,786,079	5,997,306
Total Stockholders' Equity	12,524,077	8,234,635
Total Liabilities and Stockholders' Equity	$31,049,824	$22,399,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net Revenues	$15,451,100	$14,068,126	$45,025,197	$36,931,103
Cost of Goods Sold	(12,412,576)	(11,799,109)	(36,602,807)	(30,495,842)
Gross profit	3,038,524	2,269,017	8,422,390	6,435,261

Operating Expenses:
Selling expenses	858,038	733,564	2,582,411	1,754,710
General and administrative expenses	369,471	438,325	1,482,786	1,160,059

Total operating expenses	1,227,509	1,171,889	4,065,197	2,914,769

Income From Operations	1,811,015	1,097,128	4,357,193	3,520,492

Other Income (Expense)
Other income	683,618	73,934	1,517,758	92,159
Other expense	(42,745)	(52,372)	(77,651)	(136,369)
Interest expense	(55,845)	(9,083)	(282,957)	(86,539)

Total other income (expense)	585,028	12,479	1,157,150	(130,749)
Operating Income Before Tax and Minority Interest	2,396,043	1,109,607	5,514,343	3,389,743

Provision For Income Tax	(547,088)	(385,131)	(1,487,230)	(1,142,507)

Net Income Before Minority Interest	1,848,955	724,476	4,027,113	2,247,236

Minority Interest	(191,894)	25	(883,775)	(1,472)

Net Income	1,657,061	724,501	3,143,338	2,245,764

Other Comprehensive Item:
Foreign currency translation gain	26,258	155,793	862,970	385,223

Net Comprehensive Income	$1,683,319	$880,294	$4,006,308	$2,630,987

Earning per share
Basic	$0.05	$0.03	$0.10	$0.11
Diluted	$0.05	$0.03	$0.10	$0.11
Weighted average number of shares outstanding
Basic	31,291,845	21,000,000	31,150,819	21,000,000
Diluted	31,291,845	21,000,000	31,150,819	21,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine-Month Periods
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,143,338	$2,245,764
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Issuance of stocks and warrants for services	283,132	-
Depreciation and amortization	228,046	122,445
Minority interest	883,775	1,472
(Increase) / decrease in current assets:
Accounts receivable	(621,508)	(2,525,670)
Notes receivable	(1,429,375)	-
Other receivable	(506,881)	(122,961)
Advances to suppliers	1,684,069	200,604
Prepaid expenses	(13,633)	(134,272)
Inventory	(2,146,820)	(3,042,355)
Increase / (decrease) in current liabilities:
Accounts payable	(673,640)	258,188
Accrued expenses and other payable	544,957	441,017
Tax payable	1,575,559	1,193,605
Advances from customers	1,012,714	83,686
Deferred income	(251,873)	-
Total Adjustments	568,522	(3,524,241)
Net cash provided by/(used in) operating activities	3,711,860	(1,278,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, net	(4,451,714)	(683,050)
Contribution from minority shareholders	11,513	15,696
Net cash used in investing activities	(4,440,201)	(667,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of loan from non-related parties	297,481	1,098,687
Loan from (to) related parties	-	686,567
Contribution of share capital	-	28
Net cash provided by financing activities	297,481	1,785,282

NET DECREASE IN CASH AND CASH EQUIVALENTS	(430,860)	(160,549)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	77,505	50,795

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,180,029	1,248,404

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$826,674	$1,138,650
(continued)

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the Nine-Month Periods
	Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Interest paid	$223,116	$9,094

Income tax paid	$983	$102,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company") was incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. The Company through its Chinese subsidiaries is engaged in the pharmaceutical medicines and appliances wholesale distribution, pharmacy retail drug stores and ginseng product sales.

On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the shareholders of Yongxin entered into a share exchange agreement with the Company. The agreement was amended on June 15, 2007. On November 16, 2007, Yongxin and the Company closed the Amended Exchange Agreement. In accordance with the Amended Exchange Agreement, the Company issued 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% shares of Yongxin. The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.

For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Yongxin own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company.  This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin Medical acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. The historical financial statements are those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries".

Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries ("Yongxin Medical"), was established in 1993. The Company is engaged in medicines wholesale and retail. The Company’s operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin Medical established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Mixing International Medical Chains) and by now has developed 4 chains of “Meixin Yongxin”. As of December 31, 2007, Yongxin Drugstore has developed 11 retail chains drug stores in the name of Yongxin Drugstore which cover a business area of 13,000 M2, throughout Changchun city in China. These drugstores sell over-the counter western and traditional Chinese machines, and medication treatment appliances and other items.

On March 16, 2007, Jilin Province Yongxin Chain Drugstore Ltd. entered into various agreements with retail drug stores in Tianjin, established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868, in which the Company has the 90% ownership of the Jinyongxin Drugstore. The Company is located in Tianjin City, China. As of December 31, 2007, Jinyongxin Drugstore has developed 8 retail chain drug stores which cover a business area of 2,462 M2, throughout Tianjin City in China.

On May 15, 2007, Yongxin Medical established Jilin Dingjian Natural Health Products Co., Ltd. (“Dingjian”) with an investment of $116,868 whereby the shareholders of the company have 90% ownership of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION (continued)

On June 15 2007, Jilin Province Yongxin Chain Drugstore Ltd. established “Baishan Caoantang Chain Drugstore Ltd.” (hereinafter referred to “Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 cash to purchase the property and equipment with Yongxin agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 31 chain retail drugstores and covers a business area of 3,000 M2, which sell over-the counter western and traditional Chinese machines, and medication treatment appliances and other items.

On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

TRANSLATION ADJUSTMENT

As of September 30, 2008, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of China Yongxin Pharmaceuticals Inc. and its subsidiaries collectively referred to within as the “Company”.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

MINORITY INTEREST

The Company owns 90% ownership interest in Tianjin Chain Store and Natural & Health Products Company. The remaining 10% interest in each of the entities is owned by outside third parties. As at September 30, 2008, minority interest in Tianjin Chain Store and Natural & Health Products Company amounted to $27,220 compared to $16,825 as at December 31, 2007. The Company acquired 80% of Yongxin.  The remaining 20% represents minority interest amounting to $3,725,468 as at September 30, 2008 compared to $2,623,303 as at December 31, 2007.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of September 30, 2008 and December 31, 2007, allowance for doubtful debts amounted to $191,140 and $331,475, respectively.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of September 30, 2008 and December 31, 2007, advance to suppliers amounted to $4,431,587 and $5,729,235, respectively.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives ranging from 5 to 10 years. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT (continued)

Buildings	20 years
Infrastructures and leasehold improvements	10 years
Equipment (including electronic facilities, sports, education and recreation facilities)	10 years
Automobiles	10 years
Furniture and fixtures	5 years
Computer hardware and software	5 years

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

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), “Business Combinations”. Basic & diluted earning per share was $0.05 and $0.10 for the three month and nine month periods ended September 30, 2008 respectively. Basic & diluted earning per share was $0.03 and $0.11 for the three month and nine month periods ended September 30, 2007, respectively.

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
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

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

In May 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.  The scope of this statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

NOTE 3 –OTHER RECEIVABLES

Other receivables as of September 30, 2008 and December 31, 2007, are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	September 30, 2008	December 31, 2007
Advances to employees	$60,013	$12,449
Advances to store employees	$2,695	$123,313
Advances to third parties	$466,955	-
Rent receivable	$132,138	-
Deposits	$7,648	$33,512
Others	$72,052	$38,063
Total	$741,501	$207,337

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of September 30, 2008 and December 31, 2007 comprised of the following:

	September 30, 2008	December 31, 2007
Prepaid heating fees	$1,013	$27,321
Prepaid rent	$305,880	$275,696
Other prepaid expenses	$49,850	$16,057
Total	$356,743	$319,074

NOTE 5 – INVENTORIES

As of September 30, 2008 and December 31, 2007, inventory consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials	$88,913	$48,902
Work-in-progress	-	$5,534
Finish goods	$8,830,767	$6,203,014
Total	$8,919,680	$6,257,450

NOTE 6 - PROPERTIES AND EQUIPMENT

As of September 30, 2008 and December 31, 2007 the property and equipment of the Company consisted of the following:

	September 30, 2008	December 31, 2007
Office furniture and fixtures	$934,983	$767,958
Vehicles	$443,928	$380,023
Construction in progress	$4,377,685	-
Buildings	$1,528,446	$1,400,166
Total property and equipment	$7,285,042	$2,548,147
Less: accumulated depreciation	($759,025)	($509,518)
Net value of property and equipment	$6,526,017	$2,038,629

The Company had depreciation expense of $209,195 and $122,445 for the nine month periods ended September 30, 2008 and 2007.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, the intangible assets of the Company consisted of the following:

	September 30, 2008	December 31, 2007
Trademark	$44,920	$1,097
Software	$65,982	$96,704
Total intangible assets	$110,902	$97,801
Less: accumulated amortization	($37,180)	($16,649)
Net value of intangible assets	$73,722	$81,152

The amortization expense for the nine month periods ended September 30, 2008 and 2007 amounted to $18,851 and $0, respectively.

The amortization expenses for intangible assets for next five years after September 30, 2008 are as follows:

September 30, 2009	$16,533
September 30, 2010	$14,947
September 30, 2011	$13,975
September 30, 2012	$9,270
September 30, 2013	$5,689
Total	$60,414

NOTE 8   ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company.  Other payables and accrued expenses consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accrued compensation	$989,159	$889,382
Accrued rent expense	$248,532	$201,108
Accrued acquisition cost payable	-	$65,802
Accrued interest	$47,871	$56,737
Accrued payable to other companies	$436,820	$20,920
Accrued education & employee funds	$29,201	-
Other accrued expenses	$55,446	-
Sales agents deposits	$84,996	$54,459
Rent security deposit	-	$69,842
Other payables	$167,900	$76,985
Total	$2,059,925	$1,435,235

NOTE 9   ADVANCE FROM CUSTOMERS

The advances from customers amounted to $1,895,802 and $799,910, respectively as of September 30, 2008 and December 31, 2007, represent the deposits made by customers to purchase inventory from the Company.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified the 10% of sales that made through the healthcare program networks as deferred income as the collectablity of the sales is uncertain. As of September 30, 2008 and December 31, 2007, the Company has deferred income of $0 and $239,937, respectively.

NOTE 11   SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the Company issues shares, the amounts are classified as Common stock. As of September 30, 2008 the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

NOTE 12   TAX PAYABLE

Tax payable comprised of the following taxes as of September 30, 2008 and December 31, 2007:
	September 30, 2008	December 31, 2007
VAT	$134,018	$20,651
Business Tax	$95,158	$88,574
City Construction Tax	$6,282	$6,613
Education Tax	$5,205	$5,229
Income Tax	$1,670,901	$160,109
Others	$1,475	$1,723
Total	$1,913,039	$282,899

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the nine month periods ended September 30, 2008 and 2007:

	September 30, 2008	December 31, 2007
Current income tax expense
US Federal	-	-
US State	-	-
PRC current income tax expense	$1,487,230	$1,142,507
Total Provision for Income Tax	$1,487,230	$1,142,507

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   TAX PAYABLE (continued)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2008	2007
Tax expense (credit) at statutory rate - federal	34%	-
State tax expense net of federal tax	6%	-
Changes in valuation allowance	(40%)	-
Foreign income tax - PRC	25%	33%
Exempt from income tax	-	-
Temporary difference	2%	1%
Tax expense at actual rate	27%	34%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $4,923,940, a reserve equal to the amount of deferred income taxes has been established at September 30, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of September 30, 2008.

People’s Republic of China (“PRC”)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs.  The two years tax exemption, six years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of September 30, 2008 and 2007.

	September 30, 2008	December 31, 2007
Net taxable income	$5,916,664	$3,389,743
Income tax @ 25% & 34%, respectively	$1,487,230	$1,142,507

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $2,073,166 as of September 30, 2008 and $389,977 as of December 31, 2007. The loans are secured by personal properties of a main shareholder of the Companies. The loans payable at September 30, 2008 comprised of the following:

	September 30, 2008	December 31, 2007
Loan Payable to Changchun Beilong Logistic Trading Co., interest at 12% annually, due by June 25, 2008	-	$274,176
Loan payable to a non-related party, interest at 12% annually, due by July 23, 2008	-	$20,563
Loan payable to a non-related party, interest at 12% annually, due by November 27, 2008	$235,645	-
Loan payable to a non-related party, interest at 11% annually, due by December 27, 2008	$250,373	-
Loan payable to a non-related party, interest at 12% annually, due by December 31, 2008	$658,486	-
Loan payable to a non-related party, interest free, due by December 31, 2008	$776,332	-
Loan payable to a non-related party, interest at 12% annually, due by February 24, 2009	$22,092	-
Various loans, interest free, unsecured and due on demand	$130,238	$95,238
Total	$2,073,166	$389,977

NOTE 14 – LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $1,325,502 as of September 30, 2008 and $959,616 as of December 31, 2007. The loans are secured by personal properties of a significant shareholder of the Companies. The loans payable at September 30, 2008 comprised of the following:

The following is the future payment schedule of the long term loan:

	September 30, 2008	December 31, 2007
Loan Payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	$1,325,502	$959,616

The following is the future payment schedule of the long term loan

Due January 26, 2011	$1,325,502

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LOANS FROM RELATED PARTIES

As of September 30, 2008 and December 31, 2007, the loans from related parties were comprised of the following:

	September 30, 2008	December 31, 2007
Loan Payable to a shareholder, interest free, due by March 22, 2008	-	$41,126
Loan payable to a shareholder, interest at 12% annually, due by February 28, 2008	-	$704,811
Loan payable to a shareholder, interest free, due by March 22, 2008	-	$791,957
Loans payable to officers, interest free, due on demand	$184,662	$184,663
Total	$184,662	$1,722,557

Interest expense was $6,321 and $0 for the nine month periods ended September 30, 2008 and 2007.

 NOTE 16 – SHAREHOLDERS' EQUITY
As of September 30, 2008 and December 31, 2007, the Company had 31,291,845 and 31,041,845 shares of common stock issued and outstanding.

On April 1, 2008, the Company issued to Investor Relations International (“IRI”) 250,000 restricted common stock valued at $275,000, to render investor relations and financial communication services. The Company is amortizing the prepaid consulting over 1 year period based upon the terms of the agreement.

NOTE 17 –  WARRANTS

Following is a summary of the warrant activity for the period ended September 30, 2008:

Outstanding, December 31, 2007	1,810,923
Granted during the year	300,000
Expired during the year	(56,060)
Exercised during the year	-
Outstanding, September 30, 2008	2,054,863

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value

$0.50 - $4.58	2,054,863	3.14	$0.99	2,054,863	-

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(formerly Nutradyne Group, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 –  WARRANTS (continued)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 300,000 warrants granted at March 15, 2008:

Risk-free interest rate	2.47%
Expected life of the warrants	5 years
Expected volatility	199%
Expected dividend yield	0

NOTE 18 – COMMITMENTS

Consulting agreements

On April 1, 2008, the Company signed a letter of engagement with Investor Relations International (“IRI”).  According to the terms of the agreement, IRI agreed to perform investor relations and financial communication services. The agreement was for a twelve-month period and the Company agreed to pay $10,000 per month to IRI, issue 250,000 shares of restricted common stock, and issue 300,000 warrants at an exercise price from $1.50 to $4.00 per share.  During the nine month period ended September 30, 2008, the Company expensed $283,132 and deferred $283,132 in the consolidated financial statements.

Leases

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at September 30, 2008, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2009	$744,122
2010	$715,280
2011	$643,273
2012	$86,857
2013	-
Total minimum lease payments	$2,189,532

The Company sub-leases its building to an unrelated company.  The lease term is one year.  The Company recognizes rent income on a straight-line basis over the term of the lease.

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

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items.  As of September 30, 2008, the retail drug store segment operated 93 retail stores with business area of 18,462 square meters in three cities in China.

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

The following table summarizes significant financial information by segment:

	September 30, 2008	September 30, 2007

Revenues from unaffiliated customers:
Retail drug stores	$8,795,741	$6,468,536
Pharmaceutical medicine wholesales	$39,800,502	$33,633,936
Unallocated	$1,000	-

Revenues from inter-company sales	($3,572,046)	($3,171,369)
Consolidated Totals	$45,025,197	$36,931,103

Net income:
Retail drug stores	$791,482	$482,239
Pharmacy wholesales	$3,709,393	$1,824,704
Unallocated	($402,321)	-

Net income from inter-company	($71,441)	($59,707)
Consolidated Totals	$4,027,113	$2,247,236

Depreciation and amortization:
Retail drug stores	$139,916	$41,440
Pharmacy wholesales	$86,595	$81,005
Unallocated	$1,535	-
Consolidated Totals	$228,046	$122,445

Capital expenditures:
Retail drug stores	$789,133	$607,898
Pharmacy wholesales	$3,662,581	$75,152
Consolidated Totals	$4,451,714	$683,050

Identifiable assets:
Retail drug stores	$8,580,006	$5,959,622
Pharmacy wholesales	$22,461,560	$11,662,957
Unallocated	$8,258	-
Consolidated Totals	$31,049,824	$17,622,579

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

iii.
Allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

In accordance with the Chinese Company Law, the Company allocated 10% of its annual net income, amounting to $443,207 as statutory reserve for the nine month period ended September 30, 2008.

NOTE 21 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of Nutradyne, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Balance Sheet information for the discontinued subsidiaries of Nutradyne, SEA and Global as of September 30, 2008 is as follows:

Assets:
Cash	$ 46

Liabilities:
Accounts payable	$ 227,636
Accrued expenses	238,581
Notes payable	162,666
Total liabilities	$ 628,883

Net liabilities of discontinued operations	$ 628,837

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. (the “Company”) and its subsidiaries.  This management's discussion and analysis of financial condition and results of operations for nine month periods ending September 30, 2008 and September 30, 2007 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.

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

In 2004, Yongxin Medical established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to focus on developing a terminal network market. In July 2005, Yongxin Drugstore acquired exclusive franchise rights in the Jilin province from a large retain drug chain based in the United States.  Yongxin Medical has has developed 4 chains of drug stores pursuant to the franchise agreement. As of September 30, 2008, the Company has developed 42 retail chains in the name of Yongxin Drugstore covering a large community inside Changchun City in China. These drugstores sell over-the counter western and traditional Chinese medicines, medical treatment appliances and other items.

On, March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin and established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868.  Yongxin Medical owns a 90% ownership interest in Jinyongxin Drugstore. Jinyongxin Drugstore is located in Tianjin City, China. As of September 30, 2008, Jinyongxin Drugstore had developed 14 retail chain drug stores covering a business area of  2,462 square meters throughout Tianjin City in China.

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

TRANSLATION ADJUSTMENT

As of September 30, 2008, the accounts of Yomgxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of September 30, 2008 and December 31, 2007, advance to suppliers amounted to $4,431,587 and $5,729,235, respectively.

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

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and will recognize stock-based compensation expense using the modified prospective method.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of financial accounting standards No. 141R (SFAS No. 141R), “Business combinations”. Basic & diluted earning per share was $0.05 and $0.10 for the three month and nine month periods ended September 30, 2008 respectively. Basic & diluted earning per share was $0.03 and $0.11 for the three month and nine month periods ended September 30, 2007 respectively.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon its products and services.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated:
	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Net Revenues	$15,451,100	$14,068,126	$45,025,197	$36,931,103
Cost of Goods Sold	(12,412,576)	(11,799,109)	(36,602,807)	(30,495,842)
Gross profit	3,038,524	2,269,017	8,422,390	6,435,261

Operating Expenses:
Selling expenses	858,038	733,564	2,582,411	1,754,710
General and administrative expenses	369,471	438,325	1,482,786	1,160,059

Total operating expenses	1,227,509	1,171,889	4,065,197	2,914,769

Income From Operations	1,811,015	1,097,128	4,357,193	3,520,492

Other Income (Expense):
Other income	683,618	73,934	1,517,758	92,159
Other expense	(42,745)	(52,372)	(77,651)	(136,369)
Interest expense	(55,845)	(9,083)	(282,957)	(86,539)

Total other income (expense)	585,028	12,479	1,157,150	(130,749)
Operating Income Before Tax and Minority Interest	2,396,043	1,109,607	5,514,343	3,389,743

Provision For Income Tax	(547,088)	(385,131)	(1,487,230)	(1,142,507)

Net Income Before Minority Interest	1,848,955	724,476	4,027,113	2,247,236

Minority Interest	(191,894)	25	(883,775)	(1,472)

Net Income	1,657,061	724,501	3,143,338	2,245,764

Other Comprehensive Item:
Foreign currency translation gain	26,258	155,793	862,970	385,223

Net Comprehensive Income	$1,683,319	$880,294	$4,006,308	$2,630,987

Earning per share
Basic	$0.05	$0.03	$0.10	$0.11
Diluted	$0.05	$0.03	$0.10	$0.11
Weighted average number of shares outstanding
Basic	31,291,845	21,000,000	31,150,819	21,000,000
Diluted	31,291,845	21,000,000	31,150,819	21,000,000

Comparison of Three Month Periods Ended September 30, 2008 and  2007

Net Revenues. For the three month period ended September 30, 2008, our net revenues increased approximately 10% from $14,068,126 to $15,451,100 relative to the same period ended September 30, 2007. The increase in revenues resulted mainly from the remodeling of the stores, developing new chain stores and due to stronger market.

Cost of Sales. Cost of sales decreased from $11,799,109 which was 84% of net revenues for the three month period ended September 30, 2007, to $12,412,576 which was 80% of net revenues for the three month period ended September 30, 2008. The decrease was due to the economies of scale with the increase in revenue.

Gross Profit. Gross profit increased approximately 34% from $2,269,017 for the three month period ended September 30, 2007 to $3,038,524 for the three month period ended September 30, 2008.  This increase in gross profit was primarily due to the increase in the revenues during the period.

Operating Expenses. For the three month period ended September 30, 2008, overall operating expenses increased approximately 5% from $1,171,889 to $1,227,509 relative to the three month period ended September 30, 2007.  This increase was mainly due to the following:

Selling Expenses. Selling expenses increased approximately 17% from $733,564 for the three month period ended September 30, 2007 to $858,038 for the same period in 2008. This increase was related to an increase in revenues for the period.

General and Administrative Expenses. General and administrative expenses were $438,325 for the three month period ended September 30, 2007, as compared to $369,471 for the three month period ended September 30, 2008, a decrease of 16%.  This decrease is due to better control of expenses of the Company.

Net Income. Net income before minority interest increased approximately 155% from a net income of 724,476 for the three month period ended September 30, 2007 to a net income of $1,848,955 for the three month period ended September 30, 2008.

Comparison of Nine Month Periods Ended September 30, 2008 and  2007.

Net Revenues. For the nine month period ended September 30, 2008, our net revenues increased approximately 22% from $36,931,103 to $45,025,197 relative to the same period ended September 30, 2007. The increase in revenues resulted mainly from the remodeling of the stores, developing new chain stores and due to stronger market.

Cost of Sales. Cost of sales decreased from $30,495,842 which was 83% of net revenues for the nine month period ended September 30, 2007, to $36,602,807 which was 81% of net revenues for the nine month period ended September 30, 2008. The decrease was due to the economies of scale with the increase in revenue.

Gross Profit. Gross profit increased approximately 31% from $6,435,261 for the nine month period ended September 30, 2007 to $8,422,390 for the nine month period ended September 30, 2008.  This increase in gross profit was primarily due to the increase in the revenues during the period.

Operating Expenses. For the nine month period ended September 30, 2008, overall operating expenses increased approximately 39% from $2,914,769 to $4,065,197 relative to the nine month period ended September 30, 2007.  This increase was mainly due to the following:

Selling Expenses. Selling expenses increased approximately 47% from $1,754,710 for the nine month period ended September 30, 2007 to $2,582,411 for the same period in 2008. This increase was related to an increase in revenues for the period.

General and Administrative Expenses. General and administrative expenses were $1,160,059 for the nine month period ended September 30, 2007, as compared to $1,482,786 for the nine month period ended September 30, 2008, an increase of 28%.  This increase is due to increase in operations of the Company.

Net Income. Net income before minority interest increased approximately 79% from a net income of 2,247,236 for the nine month period ended September 30, 2007 to a net income of $4,027,113 for the nine month period ended September 30, 2008.

 Liquidity and Capital Resources

At September 30, 2008, we had cash on hand of $ 826,674.

At September 30, 2008, we had loans payable to various unrelated parties amounting to $ 3,398,668.

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

Cash Flows

Nine month period Ended September 30, 2008 and 2007

Net cash flow provided by operating activities was $3,711,860 for the nine month period ended September 30, 2008 and net cash used in operations was $1,278,477 for the nine month period ended September 30, 2007. For the nine month period ended September 30, 2008, increase in cash flows provided by operating activities was attributable to a net income after minority interest of $3,143,338, an increase in accrued expenses of $544,957, increase in advance from customer of $1,012,714 and increase in tax payable of $1,575,559, decrease in advance to suppliers of $1,684,069 offset by an increase in accounts receivable of $621,508, increase in inventory of $2,146,820, increase in other receivable of $506,881, increase in notes receivables of ,1429,375, decrease in accounts payable of 673,640 and decrease in deferred income of $251,873. For the nine month period ended September 30, 2007, cash flows used in operating activities was attributable to an increase in accounts receivable of 2,525,670 and an increase in inventory of $3,042,355 offset by a net income of $2,245,764, increase in accounts payable of $258,188, increase in accrued expenses of $441,017 and increase in tax payable of $1,193,605.

The Company incurred cash outflows of $4,440,201 in investing activities during the nine month period ended September 30, 2008, as compared to $667,354 used in investing activities for the same period in 2007 for the purchase of property & equipment, offset by contribution from minority shareholders.

We raised a loan of $297,481 from unrelated parties during the nine month period ended September 30, 2008. For the same period in 2007, we raised $1,098,687 from unrelated parties and $686,567from related parties.

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

Minimum rental commitments at September 30, 2008, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2009	$744,122
2010	715,280
2011	643,273
2012	86,857
2013	-
Total minimum lease payments	$2,189,532

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

●	A brief description of the provisions of this Statement

●	The date that adoption is required

●	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Except as set forth below, there have been no material revisions to the “Risk factors” as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on April 15, 2008.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired.  Without sufficient liquidity, we may be forced to curtail our operations.  Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business.  As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Furthermore, although our total revenues continue to improve in the third quarter of 2008, the current tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products.  Our results of operations may be adversely affected by decreases in the general level of economic activity.  Decreases in consumer spending that may result from the current global economic downturn may weaken demand for some of our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: November 17, 2008	/s/ Yongxin Liu
By: Yongxin Liu
Its: Chairman of the Board and Chief Executive Officer

/s/ Yongkui Liu
By: Yongkui Liu
Its: Chief Financial Officer