Form 10-K
period 2008-12-31
China Yongxin Pharmaceuticals Inc.
filed 2009-04-15
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

As of March 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.62 million based on a closing price of $0.22 per share of common stock as reported on the Over-the Counter Bulletin Board on such date.  On March 31, 2009, we had 31,400,540 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

       The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our reliance on our major customers for a large portion of our net sales;
•	Our ability to develop and market new products;
•	Our ability to establish and maintain a strong brand;
•	Protection of our intellectual property rights;
•	The market acceptance of our products;
•	Exposure to product liability and defect claims;
•	Changes in the laws of the PRC that affect our operations;
•	Any recurrence of severe acute respiratory syndrome, or SARS;
•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;
•	Development of a public trading market for our securities;
•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•
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

PART I

Item 1. BUSINESS

         With respect to this discussion, the terms, "we," "us," "our," and "Company" refer to China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company"), and its 80%-owned subsidiary, Changchun Yongxin Dirui Medical Co., Ltd., a company organized under the laws of the PRC ("Yongxin"), and (i) Yongxin's wholly-owned subsidiary Jilin Province Yongxin Chain Drugstore Ltd., a company organized under the laws of the PRC (“Yongxin Drugstore”); (ii) Yongxin's 90%-owned subsidiary Jilin Dingjian Natural & Health Products Co., Ltd., a company organized under the laws of the PRC (“Dingjian”); (iii) Yongxin Drugstore's 90%-owned subsidiary, Tianjin Jingyongxin Chain Drugstore Ltd., a company organized under the laws of the PRC (“Jingyongxin Drugstore”); and (iv) Yongxin Drugstore's wholly-owned subsidiary, Baishan Caoantang Chain Drugstore Ltd., a company organized under the laws of the PRC (“Caoantang Drugstore”).

         Through its Chinese subsidiaries, the Company is engaged in the wholesale distribution of pharmaceuticals and medical-related products, and the sale and distribution of pharmaceuticals, health and beauty products, ginseng and herbal supplements, and other healthcare products through retail operations in the PRC. Our corporate headquarters are located in City of Industry, California, but the Company’s distribution operations are based in Changchun City, Jilin Province, PRC.   Substantially all of our employees are located in China.  At December 31, 2008, we had approximately 642 full time employees, with 166 employees holding pharmaceutical licenses, and 31 of such licensed pharmacists working at our retail drugstores. Our business mainly operates in three segments: the wholesale of pharmaceuticals and other medical-related products; the operation of retail drugstores; and the cultivation and processing of ginseng.

         The Company also owns a digital e-learning business through our wholly-owned subsidiary, Digital Learning Institute Inc., a Delaware corporation (“Digital Learning”); and (i) Digital Learning’s wholly-owned subsidiary Software Education of America, Inc., a California corporation; (ii) Digital Learning’s wholly-owned subsidiary McKinley Educational Services, Inc., a California corporation; (iii) Digital Learning’s wholly-owned subsidiary Digital Knowledge Works, Inc., a Delaware corporation; and (iv) Digital Learning’s wholly-owned subsidiary Coursemate, Inc., a California corporation (referred to collectively herein as the "Digital E-learning Business"). The Digital E-learning Business constitutes a minimal portion of our overall business. While we intend to operate the current Digital E-learning Business and pursue opportunities related to the business, it is our intention to divest ourselves of the current Digital E-learning Business in the near future.

CORPORATE HISTORY

        The Company was incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. The Company through its Chinese subsidiaries is engaged in the wholesale distribution of pharmaceuticals and medical-related products, and the sale and distribution of pharmaceuticals, health and beauty products, ginseng and herbal supplements, and other healthcare products through retail operations in the PRC.

        On December 21, 2006, Yongxin and all of the shareholders of Yongxin entered into a share exchange agreement with the Company. The agreement was amended on June 15, 2007.  On November 16, 2007, Yongxin and the Company closed on the share exchange under the Amended Exchange Agreement. In accordance with the Amended Exchange Agreement, the Company issued 21,000,000 shares of newly issued common stock and 5,000,000 shares of Series A Preferred Stock to the Yongxin shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% shares of Yongxin.

        The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock. In particular, the holder of any shares of Series A Convertible Preferred Stock shall have the right, at its option, (i) at any time hereafter (except that upon any liquidation of the Company, the right of conversion shall terminate at the close of business on the business day fixed for payment of the amount distributable on the Series A Convertible Preferred Stock) to convert, any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on a six (6) for one (1) basis. No more than 1,666,666 shares of the Series A Convertible Preferred Stock may be converted in each of the three periods following issuance as detailed below. The conversion formula is conditioned on the Company earning no less than $3 million of net income in for the fiscal year ending December 31, 2007; $4 million of net income in the fiscal year ending December 31, 2008 and $5 million of net income in the fiscal year ending December 31, 2009. In the event that in any of the three fiscal years, the Company earns less than required net income amounts for conversion, then the conversion right shall be proportionately reduced by the amount of the shortfall below the required net income amount, with the "catch-up" right to convert additional shares to the extent that the net income exceeds $3 million; $4 million and $5 million respectively in each of the three consecutive years. In no event shall this conversion right allow for the conversion of the Series A Preferred Stock into more than 6 common shares for each share of Series A Preferred Stock over the course of the aforementioned three calendar years. The net income requirements shall be based upon an audit of the revenues for each fiscal year. All conversions shall be made within 30 days of the completion of such audit.

        For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Yongxin own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company.  This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. The historical financial statements are those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries."

        Yongxin was established in 1993. The Company is engaged in medicines wholesale and retail. The Company’s operations are based in Changchun City, Jilin Province, China.

        In 2004, Yongxin established Yongxin Drugstore with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Mixing International Medical Chains) and by now has developed 4 chains of “Meixin Yongxin.”  As of December 31, 2008, Yongxin Drugstore has developed 21 retail chains drug stores in the name of Yongxin Drugstore which cover a business area of 5,940 M2, throughout Changchun city in China. These drugstores sell over-the counter western and traditional Chinese medicines and other medical-related products.

        On March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin, established Jingyongxin Drugstore with an investment of $116,868, in which the Company has 90% ownership of the Jinyongxin Drugstore. The Company is located in Tianjin City, China. As of December 31, 2008, Jinyongxin Drugstore has developed 20 retail chain drug stores which cover a business area of 2,928 M2, throughout Tianjin City in China.

         On May 15, 2007, Yongxin established Dingjian with an investment of $116,868 whereby the shareholders of the company have 90% ownership of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

        On June 15 2007, Yongxin Drugstore established Caoantang Drugstore with an investment of $328,430, including $144,509 in cash and $183,921 cash to purchase the property and equipment with Yongxin agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 31 chain retail drugstores and covers a business area of 3,000 M2, which sell over-the counter western and traditional Chinese medicines and other medical-related products.

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

        In China, consumers can purchase pharmaceutical and other related products at either hospital pharmacies or non-hospital drugstores, including independent drugstores and drugstore chains. Because hospital patients usually purchase prescription medicines at hospital pharmacies, sales by hospital pharmacies have traditionally accounted for a larger percentage of retail sales of prescription medicines than non-hospital drugstores. However, most Chinese people choose to purchase over-the-counter ("OTC"), non-prescription medicines from non-hospital, retail pharmacies. Retail pharmacies in China include pharmacy chains, individual stores, retail stores with OTC counters and other retailers and supermarkets with OTC counters.

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

MARKET FOCUS

        Our business operates in three segments: the wholesale of pharmaceuticals and other medical-related products; the operation of retail drugstores; and the cultivation, processing of ginseng. The following table reflects the revenue contribution percentage from our business operations for the years ended December 31, 2008, 2007 and 2006, respectively:

	For the Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Wholesale Operations	81.6%	84%	87%
Retail Drugstore Operations	18.4%	16%	13%
Ginseng Processing and Manufacturing Operations	*	*	*
Total Revenues	100%	100%	100%

* less than one percent.

WHOLESALE OPERATIONS

       Through Yongxin, we engage in the wholesale distribution of pharmaceutical products, medical products and equipment, herbal and nutritional supplements and cosmetics to over 3,500 customers, which include hospitals, large clinics and retail pharmacies.  Yongxin has received the State Food and Drug Administration approval and Good Supply Practices, or GSP, certification.

        We opened our "Logistics Center" in January 2005 which contains a storage area of over 43,000 square meters, where we have the ability to store our pharmaceutical inventory at various temperatures. The Logistics Center is able to process over 30,000 orders per day from our customers and from our retail outlets.

        Our wholesale business has a relationship with over 760 pharmaceutical and original equipment manufacturers throughout China. Typically, we enter into master agreements with our suppliers at the beginning of each year, which provide the general terms, prices and conditions for transactions in the supplier's products over the year. We then enter into separate purchase agreements each time we actually purchase products from a supplier. When we purchase the products from our suppliers, we take title to the items and book them as inventory. We then distribute the products to our wholesale customers.

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

        Sales made to retail customers are made by cash or debit or credit cards, or by medical insurance cards under the PRC national medical insurance program. We obtain reimbursement from the relevant government social security bureaus, for sales made to eligible participants in the PRC national medical insurance program on a monthly basis.  As of December 31, 2008, 31 of our drugstores were designated stores under the PRC national medical insurance program.

       We currently procure the merchandise for our stores from over 1,500 suppliers, including both manufacturers and wholesalers. For the years ended December 31, 2008, 2007 and 2006, our largest five suppliers accounted for 8.5%, 8.2% and 10.4% of our total purchases, respectively. We believe that the products we carry in our stores are readily available from multiple sources and do not anticipate any difficulties in continuing to procure such products.

CULTIVATION AND PROCESSING OF GINSENG

        In May 2007, Yongxin formed Dingjian to engage in the cultivation, processing, manufacturing and distribution of ginseng electuary, pellets and liquid extracts that are distributed by wholesalers and in retail drugstores. Dingjian markets and distributes its ginseng and ginseng by-products under its proprietary “Gaoliyuan,"  “Zinuo," " Longlife," and " Yongxintang," brand names to various pharmaceutical, health supplement, and cosmetic manufacturers and distributors. With the assistance of the Institute of Agricultural Sciences of China, Dingjian established a ginseng plantation in the city of Zuojia in the Jilin province, a region that produces a large amount of ginseng.  Under Dingjian, we also sell flower-infused tea and certain health and organic products along with our ginseng and ginseng byproducts.

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

        We intend to focus our efforts on enhancing the reputation of our products and developing new products. Our established ginseng plantation, which encompasses 20,000 square meters, allows us to grow our own ginseng for use in our products.  Additionally, we opened a research and development center in March 2007 to develop and test new ginseng-based products.  In 2007 and 2008, we developed more than 50 new products under Dingjian which we expect to market and sell in 2009.

SOURCES AND AVAILABILITY OF RAW MATERIALS

        Ginseng can only be cultivated in certain environmental conditions, needing the almost perfect combination of terrain, altitude, and temperature. The growth cycle requires 5-6 years and once harvested, the land cannot be used again (for ginseng planting) for at least 25-30 years. Due to the long growth cycle for ginseng, suitable land on which to grow ginseng is a major challenge of this ginseng-cultivation industry. We are continually researching new techniques to increase production per acre.

        Currently we control 5 acres of land approved by the Chinese government specifically for the cultivation of ginseng. We produce more than enough ginseng for our current use, and anticipate our crop supply to be more than sufficient through year 2009.

MARKETING AND SALES

        We have a staff of approximately 180 dedicated to marketing and sales who design our adverting campaigns and regional promotional activities. We generate business by marketing directly to hospitals, retail drugstores and medical clinics in China. Additionally, we advertise our business and products through marketing activities and print advertisements in newspapers to promote our brand, our proprietary ginseng-based products and the other products available for sale in our stores.  In 2008 and 2007, we spent approximately $26,124 and $69,697, respectively, on advertising.

RESEARCH AND DEVELOPMENT

        As of December 31, 2008, we employed 18 staff members dedicated to researching and developing new ginseng-based products. Our research and development staff members specialize in medicine, pharmacology, chemistry, biology, and medicine production equipment.

        In an attempt to capitalize on the abundance of ginseng in the Jilin Province, Dingjing established a research and development center in cooperation with the Jilin Agricultural College. This research and development center focuses on developing new techniques of extraction, purification and quality control and developing new ginseng-based herbal products.

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

        Our ginseng processing facilities are designed and maintained with a view towards conforming to good practice standards. To comply with Good Manufacturing Practice ("GMP") operational requirements, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our quality control procedures at our processing facilities are designed to maintain the quality standards throughout the production process. Quality control executes the following functions at our processing facilities:

•	setting internal controls and regulations for semi-finished and finished products;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments;

•	auditing production records to ensure delivery of quality products;

•	evaluating the quality of raw materials, semi-finished products and finished products; and

•	articulating the responsibilities of the quality control staff.

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

MAJOR CUSTOMERS

        Our major customers include government owned and operated hospitals, large clinics and other retailers. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2008, 2007 and 2006.  Our top five customers accounted for approximately 15%, 13.9% and 16% of our net sales generated for the years ended December 31, 2008, 2007 and 2006, respectively. None of our directors, their associates or any significant shareholder of the Company has any interest in any of our five largest customers.

INTELLECTUAL PROPERTY

        We rely on a combination of trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness. We currently have four registered trademarks in China, which include Longlife, Zinuo, Yongxintang, Gaoliyuan.

        We also rely on unpatented technologies to protect the proprietary nature of our product and manufacturing processes. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. The confidentiality agreements include noncompetition and non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

GOVERNMENT REGULATIONS

        As a business operating in the PRC, we are subject to various regulations and permit systems by the Chinese government. These regulations cover many of our products, including herbal products, over-the-counter medicines and prescription medications.

Pharmaceutical Product Distribution

        We currently only manufacture herbal supplements containing ginseng. We sell and distribute pharmaceuticals, health and beauty products, dietary and herbal supplements, and other healthcare products.  Pharmaceuticals, which have certain identified medical functions and are designed to treat a specific illnesses or symptoms, can be available by prescription only or over-the-counter and require the approval of China's State Food and Drug Administration ("SFDA") before they can be sold. Our herbal products, also known as dietary supplements or nutritional supplements, are basically prophylactic or preventive in nature and are available over-the-counter, and, in China, only require approval of the local government for their production.

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

        Additionally, under the Supervision and Administration Rules on Pharmaceutical Product Distribution disseminated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is accountable for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. Retail distributors may not sell prescription pharmaceutical products, or Tier A over-the-counter pharmaceutical products, listed in the national or provincial medical insurance catalogs without certified in-store pharmacist being present.

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

Good Supply Practice Standards

        We are required to operate in accordance with Good Supply Practice (the "GSP") standards that regulate wholesale and retail pharmaceutical product distributors. The GSP standards ensure the quality of distribution of pharmaceutical products in China. Pursuant to applicable GSP standards, we must implement strict controls on the distribution of our pharmaceutical products, including those concerning staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. Additionally, we are subject to inspections organized by the local drug regulatory department of the people's government of the province, autonomous region or municipality directly under the PRC central government. We received a GSP Certificate from the Jilin Province SFDA Bureau with a term of five years, which expired at the end of 2008.  Such GSP Certificate has been renewed at the end of 2008 for another term of five years, which shall expire at the end of 2013.

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

        Approximately 24% of all the medicines distributed by Yongxin were listed in the Insurance Catalogue during the fiscal years ended December 31, 2008, 2007 and 2006, representing 35%, 35% and 33% respectively, of our total revenues for those periods.

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

        Purchases of Tier A pharmaceutical products are generally fully reimbursable, except for certain Tier A pharmaceutical products that are only reimbursable to the extent the medicine is used the purposes stated in the insurance catalogs. Only a portion of purchases of Tier-B pharmaceutical are reimbursable; participants purchasing Tier B pharmaceutical products must a certain co-payment which is not reimbursable. Participants have varying amounts in their individual accounts, which vary based on the contributions made by the participants and his or her employer. Different regions in China have different requirements regarding the caps of reimbursements in excess of the amounts in the individual accounts.

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

        We constructed our manufacturing facilities with the PRC's environmental laws and requirements in mind. We have not been named as a defendant in any legal proceedings alleging violation of environmental laws and have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.  To the knowledge of our management, we have been in full compliance with environmental protection regulations during at least the past three years.

Intellectual Property Protection in China

        The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world's major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);
•	Paris Convention for the Protection of Industrial Property (March 19, 1985);
•	Patent Cooperation Treaty (January 1, 1994); and
•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

EMPLOYEES

        Substantially all of our employees are located in China. At December 31, 2008, we had approximately 642 full time employees, with 166 employees holding pharmaceutical licenses, and 31 of such licensed pharmacists working at our retail drugstores. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

        Yongxin is required to contribute a portion of its employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, Yongxin contributed approximately $174,567, $61,918 and $2,430 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect the amount of Yongxin's contribution to the government's social insurance funds to increase in the future as Yongxin expands its workforce and operations.

ITEM 1A: RISK FACTORS

        Any investment in our securities involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The shares of our common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB under the symbol "CYXN." If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

RISKS RELATED TO OUR BUSINESS

PURCHASES OF MANY OF OUR PRODUCTS ARE DISCRETIONARY, MAY BE PARTICULARLY AFFECTED BY ADVERSE TRENDS IN THE GENERAL ECONOMY, AND CHALLENGING ECONOMIC CONDITIONS WILL MAKE IT MORE DIFFICULT TO GENERATE REVENUE.

        The current general economic recession and crisis and any continuing unfavorable economic conditions may affect the success of our operations since many of our products are discretionary and we depend to a significant extent upon a number of factors relating to discretionary consumer spending in China. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers' disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in China where we manufacture and sell our products. There can be no assurance that consumer spending on many of our products, including cosmetics, organic products and health and nutritional supplements, will not be adversely affected by changes in general economic conditions in China and globally.

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

        A significant percentage of our total sales are made in the northeast region of China, particularly in the Jilin province. For the years ended December 31, 2008, 2007 and 2006, approximately 85%, 85% and 80% of revenues, respectively, was generated from this area. Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region. Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

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

THE MARKET FOR OUR PRODUCTS AND SERVICES IS VERY COMPETITIVE AND, IF WE CANNOT EFFECTIVELY COMPETE, OUR BUSINESS WILL BE HARMED.

        The industries in which we operate are highly fragmented and very competitive. We compete with local drugstores and other local manufacturers of herbal products and with large foreign multinational companies that offer products that are similar to ours. Some of these competitors have larger local or regional customer bases, more locations, more brand equity, and substantially greater financial, marketing and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer tastes. We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

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

        To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2008, we had registered 4 trademarks.  Our products are currently sold under these trademarks in the PRC, and we plan to expand the sale and distribution of our products to other international markets. We plan to apply for trademark protection of these and other marks in the United States in connection with the expansion of our retail drugstores into California. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China, the U.S. or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

        Any significant growth in the market for our products or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, and other purposes. As of December 31, 2008, we had approximately 642 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

        We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;
•	difficulties integrating the acquired company's standards, processes, procedures and controls;
•	difficulties coordinating new product and process development;
•	difficulties hiring additional management and other critical personnel;
•	difficulties increasing the scope, geographic diversity and complexity of our operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company's business;
•	diversion of management's attention from our management; and
•	adverse impacts on existing business relationships with customers.

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

        Our principal operating subsidiary, Yongxin, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

        We are subject to various environmental laws and regulations that require us to obtain environmental permits and are subject to registration and inspection by the SFDA. We have a provincial license issued by the Business Administration Bureau, Jilin Province. Although we are currently compliant with all provisions of our registrations and licenses, we cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits. Additionally, we cannot guarantee you that our licenses and registrations will be renewed. Any non-renewal of any of our required permits and licenses could result in the termination of our business operations.

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

        A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,
•	the sickness or death of our key officers and employees, and
•	a general slowdown in the Chinese economy.

        Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A DOWNTURN IN THE ECONOMY OF THE PRC MAY SLOW OUR GROWTH AND PROFITABILITY.

        The growth of the Chinese economy has been uneven across geographic regions and economic sectors.  There can be no assurance that growth of the Chinese economy will be steady or that any further downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

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

FOLLOWING THE SHARE EXCHANGE, THE FORMER PRINCIPAL SHAREHOLDERS OF YONGXIN HAVE SIGNIFICANT INFLUENCE OVER US.

        The former shareholders of Yongxin and their designees beneficially own or control a majority of our outstanding shares as of December 31, 2008. If these stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such shareholders may also have the power to prevent or cause a change in control. In addition, without the consent of the former Yongxin shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of the former Yongxin shareholders may differ from the interests of our other stockholders.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

        We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement has first applied to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants has first applied to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

WE MAY NOT BE ABLE TO ACHIEVE THE FULL EXTENT OF THE BENEFITS WE EXPECT FROM THE SHARE EXCHANGE.

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

        We may not realize the full extent of the benefits that we hoped to receive as a result of the Share Exchange, which include:

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

        Currently, all of our retail drugstores are located in the PRC. We lease substantially all of our store locations from various third-parties under a total of 84 leases with terms ranging from month-to-month to 5 years, which are renewed upon expiration. The total combined space for our retail stores consisted of 11,868 square meters.  We must negotiate with the landlords to extend our leases or enter into new leases upon their expiration, at which time the landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. Our retail stores are relatively small in size and are generally easily movable to new locations. We do not expect our drugstore operations to be adversely affected by any failure to renew or enter into new leases.

ITEM 3. LEGAL PROCEEDINGS

         On or about October 17, 2008, in a case called Craig Nagasugi v. Digital Learning Management Corporation, et al., a former officer initiated an action in the Superior Court for the State of California, County of Los Angeles, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputes the claims and is diligently defending against them. The matter is presently in the discovery stage and has been set for trial to commence on October 6, 2009.

        Under Allaudin Jinnah v. China Yongxin Pharmaceuticals, Inc., filed in Los Angeles Superior Court, Central Judicial District, on or about June 27, 2008, the Company is defending itself against claims for open account and intentional misrepresentation.  The Plaintiff is seeking past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff is also seeking 67,000 shares of the Company’s common stock. The Company’s management has indicated willingness to settle this matter out-of-court.

        The Company is also involved in an ongoing legal proceeding called Wells Fargo Bank. N.A.. v. Software Education for America Inc. filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, is seeking to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  The Company strongly disputes the alleged claims and is aggressively defending such action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Equity

        Our common stock is currently quoted on the OTC Bulletin Board under the symbol “CYXN.” As of December 31, 2008, we had 38 stockholders of record of our common stock and 2 stockholders of record of our Series A Preferred Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
2008

Quarter ended December 31, 2008	$0.05	$0.59
Quarter ended September 30, 2008	$0.41	$1.40
Quarter ended June 30, 2008	$0.40	$1.53
Quarter ended March 31, 2008	$0.93	$1.72

2007

Quarter ended December 31, 2007	$1.55	$1.55
Quarter ended September 30, 2007	$0.04	$0.09
Quarter ended June 30, 2007	$0.02	$0.07
Quarter ended March 31, 2007	$0.06	$0.07

         On March 31, 2009, the closing sale price of our common stock on the OTC Bulletin Board was $0.22 per share. The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	Our financial position and results of operations;
•	Concern as to, or other evidence of, the reliability and safety of our products and services or our competitors’ products and services;
•	Announcements of innovations or new products or services by us or our competitors;
•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;
•	Chinese governmental regulatory actions and the impact of such requirements on our business;
•	The outcome of legal claims against us;
•	Period-to-period fluctuations in our operating results;
•	Changes in estimates of our performance by any securities analysts;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in applicable interest rates;
•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Investor perceptions of us; and
•	General economic and other national conditions.

DIVIDEND POLICY

        We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay any cash dividends during the years ended December 31, 2008 or 2007.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  This report contains forward-looking statements.  The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with government regulations, the ability to achieve further market penetration and additional customer, and various other matters, any of which are beyond our control.  Should one or more of these risks and uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

ACCOUNTS RECEIVABLE. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2008 and 2007, allowance for doubtful debts amounted to $112,452 and $331,475, respectively.

INVENTORIES. Inventories are valued at the lower of weighted average cost or market basis.   Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. Work in process inventories include the cost of raw materials and outsource processing fees.

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

REVENUE RECOGNITION. The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

FOREIGN CURRENCY TRANSLATION. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity. During the years ended December 31, 2008 and 2007 other comprehensive income includes translation gain of $824,961 and $590,885, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FASB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008 and December 31, 2007.

The following table sets forth the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Net Revenue	$59,123,256	$47,892,833
Cost of Revenue	47,227,334	39,898,004
Gross Profit	11,895,922	7,994,829
Selling Expenses	3,553,923	2,561,721
General & Administrative Expenses	2,556,133	1,314,229
Total Operating Expenses	6,110,056	3,875,950
Income from Operations	5,785,866	4,118,879
Other Income	529,397	386,820
Operating Income Before Tax and Minority Interest	6,315,263	4,505,699
Provision for Income Tax	(1,009,643)	(17,888)
Net Income Before Minority Interest	$5,305,620	$4,487,811
Minority Interest	(1,239,481)	(910,433)
Net Income	4,066,139	3,577,378
Basic Earnings Per Share	0.13	0.16
Diluted Earnings Per Share	0.13	0.16
Basic Weighted Average Shares Outstanding	31,186,366	22,238,036
Diluted Weighted Average Shares Outstanding	31,186,366	22,372,676

NET REVENUES. For the year ended December 31, 2008, our net revenues increased approximately 23.4% from $47,892,833 in 2007 to $59,123,256 in 2008. The increase in revenues is mainly attributable to the higher performance of the wholesale and retail sectors of our business in 2008.  The revenues for our wholesale segment increased from $38,348,802 in 2007 to $48,251,434 in 2008, or approximately 25.8%.  The revenues for our retail operations increased from $9,441,967 in 2007 to $10,865,100 in 2008, or approximately 15%.  We expanded our retail operations by adding 3 new subsidiaries in mid-2007, namely Yongxin Drugstore, Jingyongxin Drugstore and Caoantang Drugstore.  We added 14 new drugstores under these subsidiaries for the fiscal year ended 2008.  The retail drugstores under our new subsidiaries developed and grew rapidly in 2008 which brought in additional revenues for our retail operations for the period ended December 31, 2008.  The revenues for our ginseng and health products sector is the only segment that shrank but the revenues from this particular segment were insignificant and consisted of  less than 1% of our business operations.

COST OF SALES. Cost of sales to net sales percentage decreased from $39,898,004, or approximately 83.3% of net revenues for the year ended December 31, 2007, to $47,227,334, or approximately 79.9% of net sales for the year ended December 31, 2008. The approximate 3.4% decrease in percentage was primarily due to our ability to secure favorable prices for the goods we sell, from our suppliers, due to volume purchasing as a result of increased revenue.  The prices of our products increased in 2008 compared to the prior year but we were able to recoup most of these cost increases through increased consumer prices for our products.  Our other operating costs, such a rent, utilities, labor and transportation remained stable and only increased in proportion to the increase of our sales.  Management also believes that productivity remained steady, with no significant changes from 2007 to 2008.

GROSS PROFIT. Gross profit increased approximately 48.8% from $7,994,830 for the year ended December 31, 2007 to $11,895,922 for the year ended December 31, 2008. This increase in gross profit was primarily due to the increase in sales.  For fiscal year ended 2008, we added products with higher profit margins to our operations to increase our gross profit, such products including cosmetics and certain health and organic products.  Management believes that the addition of such products will increase our overall gross profit for the next few years.

SELLING EXPENSES. Selling expenses increased approximately 38.7% from $2,561,721 for the year ended December 31, 2007 to $3,553,923 for the same period in 2008.  We opened an additional 14 new stores in 2008 compared to 2007, which resulted in an increase in rent, salaries and office expenses. The increase in selling expenses is mainly attributable to the increase of our sales and the increase in resources allocated, corresponding with the increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,556,133 for the year ended December 31, 2008, as compared to $1,314,229 for the year ended December 31, 2007, an increase of 94.5%. This increase is the result of increase in management salaries and travel and public relations expenses.

OTHER INCOME.  Other income increased 36.9% from $386,820 in 2007 to $529,397 in 2008.  The increase was attributable to the rental income we received for subletting a portion of our retail stores to other vendors to bring in extra income, and advertising and sponsorship fees we received from various suppliers.

NET INCOME BEFORE MINORITY INTEREST. Net income before minority interest increased approximately 18.2% from a net income of $4,487,811 for the year ended December 31, 2007 to a net income of $5,305,620 for the year ended December 31, 2008.  The reason attributable to such increase is mainly due to the addition of 3 new subsidiaries in 2007 which developed and grew rapidly in 2008 which significantly increased our net income for the period ended December 31, 2008.

Comparison of Years Ended December 31, 2007 and December 31, 2006.

The following table sets forth the results of our operations for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Net Revenue	$47,892,833	$38,995,103
Cost of Revenue	39,898,004	35,752,308
Gross Profit	7,994,829	3,242,795
Selling Expenses	2,561,721	1,301,260
General & Administrative Expenses	1,314,229	1,658,528
Total Operating Expenses	3,875,950	2,959,788
Income From Operations	4,118,879	283,008
Other Income	386,820	1,489,713
Operating Income Before Tax and Minority Interest	4,505,700	1,772,721
Provision for Income Tax	(17,888)	--
Net Income Before Minority Interest	$4,487,812	$1,772,721
Minority Interest	(910,433)	--
Net Income	3,577,378	1,772,721
Basic Earnings Per Share	0.16	0.08
Diluted Earnings Per Share	0.16	0.08
Basic Weighted Average Shares Outstanding	22,238,036	21,000,000
Diluted Weighted Average Shares Outstanding	22,372,676	21,000,000

COMPARISON OF YEAR ENDED DECEMBER 31, 2007 WITH THE YEAR ENDED DECEMBER 31, 2006.

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

NET INCOME BEFORE MINORITY INTEREST. Net income before minority interest increased approximately 153% from a net income of 1,772,721 for the year ended December 31, 2006 to a net income of $4,505,700 for the year ended December 31, 2007.

LIQUIDITY

Cash Flows

Net cash flow provided by operating activities was $5.9 million for the year ended December 31, 2008 and $1.8 million used in operating activities for the year ended December 31, 2007.  For the year ended December 31, 2008, increase in cash flows provided by operating activities was attributable to a decrease in accounts receivable of $999,096, an increase in advances to suppliers of $53,949, an increase in notes receivable by $1.3 million, an increase in inventory by $1.1 million, a decrease in accounts payable by $2.2 million, an increase in advance from customers by $1.8 million, and an increase in taxes by $0.9 million.  For the year ended December 31, 2007, decrease in cash flows provided by operating activities was attributable to an increase in accounts receivable of $3.6 million, an increase in advances to suppliers of $3.4 million, an increase in inventory of $2.5 million and an increase in accounts payable of $1.4 million offset by our net income of $3.6 million.

        The Company incurred cash outflows of $6.7 million from investing activities during the year ended December 31, 2008, as compared to cash outflows of $1.0 million for the same period in 2007.  The significant increase in cash outflows was mainly attributable to remodeling and construction expenses.  In conjunction with the 2008 Olympics, certain governmental policies were enacted in an effort to make the commercial areas of Beijing more environmentally friendly and improve the appearance and function of retail stores.  We renovated our offices and retail drugstores to comply with these governmental policies in 2008.  We also remodeled some of our stores to sublet to other tenants to bring in extra income.  We also invested in the development of ERP software to link sales to our accounting and finance department in 2008. The cash outflows of $1.0 million in investing activities during the year ended December 31, 2007 was mainly for the purchase of property and equipment.

        Net cash flows provided by financing activities decreased significantly from $2.7 million for the year ended December 31, 2007 to $201,153 for the year ended December 31, 2008.  We borrowed $1.8 million from non-related parties in 2008 compared to the $1.2 million of loans we borrowed from non-related parties and $1.5 million borrowed from banks in 2007.

CAPITAL RESOURCES

       The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months. The Company may also seek additional financing to meet the needs of its long-term strategic plan.

        We currently have certain material commitments for capital expenditures due to the remodeling and construction of our offices and retail drugstores and the development of our ERP software.  The total capital expenditure budget for 2008 is $8.1 million, of which $6.1 million has been expended and $2.0 million is still unpaid as of December 31, 2008.  Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to complete the projects. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

CONTRACTUAL OBLIGATIONS

This table summarizes our known contractual obligations and commercial commitments at December 31, 2008.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$1,320,390	$-	$1,320,390	$-	$-
Other Indebtedness	$1,042,785	$1,042,785	$-	$-	$-
Capital Lease Obligations	$2,198,936	$-	$-	$-	$2,198,936
Operating Leases	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Total Contractual Obligations:	$4,562,111	$1,042,785	$1,320,390	$-	$2,198,936

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had approximately $609,422 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“U.S. Dollars”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the years ended December 31, 2008 and 2007, we recorded net foreign currency gains of $824,961 and $590,885, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

        The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Effective Date of Appointment

Yongxin Liu	41	Chairman of the Board and Chief Executive Officer	November 16, 2007
Ning Liu	46	President, Chief Operating Officer and Director	November 16, 2007
Yongkui Liu	39	Vice President, Chief Financial Officer and Director	November 16, 2007
Yongmei Wang	35	Vice President, Treasurer and Director	November 16, 2007

Umesh Patel	51	Vice President and Director	November 16, 2007

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

Umesh Patel has served as Vice President of our company since November 2007 after the completion of the Share Exchange.  Prior to the consummation of the Share Exchange, he served as the Vice President of Digital Learning Management Corporation from 2004 to 2006 and as the President from 2006 until November 2007.  From 1990 to 2001, Mr. Patel served as the President of Tech Med Billing Services.  In 2001, Mr. Patel co-founded the School of I.T, serving as its Vice President from until February 2004.

Family Relationships

        Yongxin Liu and Yongkui Liu are brothers.  Additionally, Yongkui Liu, our Chief Financial Officer, is the spouse of Yongmei Wang, one of our Vice Presidents.

Involvement in Certain Legal Proceedings

        Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Yongxin Liu, Yongkui Liu, Ning Liu and Yongmei Wang have not yet filed a Form 3, as was required upon their becoming officers and directors of the Company upon the completion of the Share Exchange. Yongxin Liu, Yongkui Liu, Yongmei Wang, Umesh Patel, Accord Success Ltd., Boom Day Investments, Mater Power Holdings Coup Ltd. have not filed a Form 4, as was required upon their becoming 10% owners of the Company upon the completion of the Share Exchange.

Code of Conduct

        We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  Anyone who would like a copy of our Code of Conduct may do so by writing to the Company at its principal place of business at 927 Canada Court, City of Industry, California 91748.

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

Director Independence

        Our common stock is quoted on the Over-the-Counter Bulletin Board and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange.  As of December 31, 2008, the board of directors determined that none of the directors were independent based on such criteria.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Tables

        The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2008 and 2007 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	Bonus	Total
Yongxin Liu	2008	$82,392	$5,633	$88,025
Chief Executive Officer and	2007	$11,918	$1,769	$13,687
Chairman of the Board

Yongkui Liu	2008	$64,787	$5,633	$70,420
Chief Financial Officer and Vice President	2007	$11,918	$1,275	$13,193

Grants of Plan-Based Awards in 2008

        There were no option grants as of December 31, 2008.

Outstanding Equity Awards at 2008 Fiscal Year End

        There were no outstanding equity awards as of December 31, 2008.

Option Exercises and Stock Vested in Fiscal 2008

        There were no option exercises or stock vested as of December 31, 2008.

Pension Benefits

        There were no pension benefit plans in effect as of December 31, 2008.

Nonqualified defined contribution and other nonqualified deferred compensation plans

       There was no nonqualified defined contribution or other nonqualified deferred compensation plans in effect as of December 31, 2008.

Employment Agreements

        We have no employment agreements with any of our executive officers as of December 31, 2008.

Director Compensation

        For the year ended December 31, 2008, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2009 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

       Beneficial ownership is determined in accordance with SEC rules.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.   Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Yongxin Pharmaceuticals Inc., 927 Canada Court, City of Industry, CA 91748.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class

Directors and Executive Officers
Yongxin Liu	Chief Executive Officer and Chairman of the Board	10,599,996	(1)	25.8%

Ning Liu (2)	President, Chief Operating Officer and Director	—		—

Yongkui Liu	Vice President, Chief Financial Officer and Director	16,599,996	(3)	40.4%

Yongmei Wang	Vice President, Treasurer and Director	16,599,996	(4)	40.4%

Umesh Patel	Vice President and Director	3,818,099	(5)	11.8%

Officers and Directors as a Group (total of 5 persons)		21,018,095	(6)	49.7%

5% Holders
Accord Success Ltd., BVI		5,400,000	(7)	17.4%

Boom Day Investments, Ltd., BVI		15,399,996	(8)	37.5%

Master Power Holdings Coup Ltd., BVI		4,200,000	(9)	13.5%

Cede & Co. (10)		2,640,388	(10)	8.5%

Grand Opus Co. Ltd., BVI		2,400,000	(11)	7.7%

Full Spring Group Ltd., BVI		1,800,000	(12)	5.8%

(1)
Represents shares of common stock in our company held by Misala Holdings, Inc., a British Virgin Islands corporation, over which Mr. Liu may be deemed to have voting and investment control. Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, upon the Company meeting certain required net income amounts for conversion for the fiscal years ending 2007, 2008 and 2009, held by Masala Holdings, Inc.

(2)	Mr. Liu’s address is 22128 Stepplechase Lane, Diamond Bar, CA 91765.

(3)
Includes 5,400,000 shares of common stock held by Boom Day Investments, Ltd., British Virgin Islands corporation over which Mr. Liu may be deemed to have voting and investment control.  Also includes 1,200,000 shares of common stock held by Perfect Sun Investments Ltd., a British Virgin Islands corporation, over which Mr. Liu’s spouse, Yongmei Wang, may be deemed to have voting and investment control.  Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, upon the Company meeting certain required net income amounts for conversion for the fiscal years ending 2007, 2008 and 2009, held by Boom Day Investments.

(4)
Includes 1,200,000 shares of common stock owned by Perfect Sum Investments Ltd., over which Ms. Wang may be deemed to have voting and investment control.  Also includes 5,400,000 shares of common stock held by Boom Day Investments, Ltd., over which Mr. Yongkiu Liu, Ms. Wang’s spouse, may be deemed to have voting and investment control.  Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, upon the Company meeting certain required net income amounts for conversion for the fiscal years ending 2007, 2008 and 2009, held by Boom Day Investments.

(5)
Includes 442,845 shares owned by the Umesh Patel Family Trust No. 1, of which Mr. Patel is the trustee, and 1,250,000 shares issuable upon the exercise of warrants pursuant to the terms of the Agreement for Conversion of Debt dated November 12, 2007.

(6)
Includes 1,250,000 shares issuable upon the exercise of warrants pursuant to the terms of the Agreement for Conversion of Debt dated November 12, 2007, and 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock upon the Company meeting certain required net income amounts for conversion for the fiscal years ending 2007, 2008 and 2009.

(7)	Tao Wang has voting and investment control over the shares owned by this entity.

(8)
Yongkui Liu has voting and investment control over the shares owned by this entity.  Includes 9,999,996 shares of common stock issuable upon the conversion of 1,666,666 shares of Series A Convertible Preferred Stock, which are each convertible into 6 shares of common stock, upon the Company meeting certain required net income amounts for conversion for the fiscal years ending 2007, 2008 and 2009, held by Boom Day Investments.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Changchun Yongxin Dirui Medical Co., Ltd.

        Yongxin is our 80%-owned subsidiary and has interlocking executive and director positions with us.

Policy for Approval of Related Party Transactions

        We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K.  We expect our board to adopt such a policy in the near future.

Director Independence

        See Item 10 “Directors, Executive Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth fees billed to us by our independent registered accounting firm, Kabani & Company during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during 2008 and 2007.

	December 31, 2008		December 31, 2007
(i) Audit Fees(1)	$115,000	(2)	$115,000	(2)
(ii) Audit Related Fees	-		-
(iii) Tax Fees	-		-
(iv) All Other Fees	-		-

Total fees	$115,000	(2)	$115,000	(2)

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

        Our consolidated financial statements for the fiscal years ending December 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

        The Exhibit Index lists those documents that we are required to file with this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Exchange Agreement by and between Digital Learning Management Corporation and Changchun Yongxin Dirui Medical Co., Ltd dated December 21, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2006).

2.2
First Amendment to Share Exchange Agreement, dated as of June 15, 2007, by and among Digital Learning Management Corporation, Chanchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the shareholders of Yongxin (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on September 14, 2007)

2.3
Second Amendment to the Share Exchange Agreement, dated as of April 12, 2008,and effective as of November 16, 2007, by and among Nutradyne Group, Inc., Chanchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the shareholders of Yongxin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2008)

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s General Form For Registration of Securities of Small Business Issuers on Form 10-SB, filed with the SEC on November 5, 1999).

3.2
Certificate of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit A of the Company’s definitive information statement on Schedule 14C filed with the SEC on February 25, 2004).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2004).

3.4
Certificate of Ownership and Merger Merging China Yongxin Pharmaceuticals Inc. and Nutradyne Group, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K Filed with the SEC on May 9, 2008).

10.1	Summary English Translation of the Company’s Form Lease Agreement for its Retail Drugstores.*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Press Release dated June 18, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2008).

99.2	Press Release dated June 30, 2008 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2008).

*           Filed herewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Changchun, People’s Republic of China, on April 15, 2009.

CHINA YONGXIN PHARMACEUTICALS INC.
(Registrant)

Dated: April 15, 2009	By:	/s/ Yongxin Liu
By: Yongxin Liu
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: April 15, 2009	By:	/s/ Yongkui Liu
By: Yongkui Liu
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Yongxin Liu	Chief Executive Officer and	April 15, 2009
By: Yongxin Liu	Chairman of the Board (Principal Executive Officer)

/s/ Yongkiu Liu	Chief Financial Officer and Director	April 15, 2009
By: Yongkiu Liu	(Principal Financial and Accounting Officer)

/s/ Ning Liu	President, Chief Operating Officer and Director	April 15, 2009
By: Ning Liu

/s/ Yongmei Wang	Vice President, Treasurer and Director	April 15, 2009
By: Yongmei Wang

/s/ Umesh I. Patel	Vice President and Director	April 15, 2009
By: Umesh I. Patel

CHINA YONGXIN PHARMACEUTICALS INC.
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Income
For the years ended December 31, 2008 and 2007	F-3

Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-6-F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Yongxin Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of China Yongxin Pharmaceuticals Inc. (formerly Nutradyne Group, Inc.) and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yongxin Pharmaceuticals Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 11, 2009

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$609,422	$1,180,029
Accounts receivable, net	6,030,874	6,586,105
Notes receivable	1,334,078	-
Other receivable, net	356,573	207,337
Advances to suppliers	6,186,269	5,729,235
Prepaid expenses	345,686	319,074
Inventory, net	7,864,677	6,257,450
Total Current Assets	22,727,579	20,279,230

Property and Equipment, net	2,680,207	2,038,629

Construction In Progress	6,066,249	-

Intangible Assets, net	73,687	81,152
Total Assets	$31,547,722	$22,399,011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,255,148	$5,030,340
Accrued expenses & other payable	2,412,067	1,435,235
Advances from customers	2,580,894	799,910
Tax payable	1,240,411	282,899
Loan to related parties	184,662	1,722,557
Short-term loan payable	1,967,185	389,977
Deferred income	273,753	239,937
Shares to be issued	35,000	35,000
Net liabilities of discontinued operations	628,837	628,777
Total Current Liabilities	12,577,956	10,564,632

Long term loan	1,320,390	959,616
Minority Interests	4,098,940	2,640,128

Commitments and Contingency	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized;
31,400,540 and 31,041,845 shares issued and outstanding
as of December 31, 2008 and December 31, 2007	31,401	31,042
Additional paid in capital	615,906	-
Deferred consulting expense - issuance of warrants	(72,815)	-
Prepaid consulting - issuance of shares	(68,750)	-
Receivable from a related party	(50,000)	-
Statutory reserve	1,841,241	1,341,600
Other comprehensive income	1,684,649	859,688
Retained earnings	9,563,803	5,997,305
Total Stockholders' Equity	13,550,435	8,234,635
Total Liabilities and Stockholders' Equity	$31,547,722	$22,399,011

The accompanying notes are an integral part of these consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Net Revenue	59,123,256	$47,892,833
Cost of Revenue	47,227,334	39,898,004
Gross Profit	11,895,922	7,994,829

Operating Expenses
Selling expenses	3,553,923	2,561,721
General and administrative expenses	2,556,133	1,314,229
Total operating expenses	6,110,056	3,875,950

Income From Operations	5,785,866	4,118,879

Other Income ( Expense)
Interest income	2,470	3,690
Interest expense	(9,148)	(194,644)
Other income	690,517	678,888
Other expense	(154,441)	(101,114)
Total other income	529,397	386,820

Operating Income Before Income Tax And Minority Interest	6,315,263	4,505,699

Provision For Income Tax	(1,009,643)	(17,888)

Net Income Before Minority Interest	5,305,620	4,487,811

Minority Interest	(1,239,481)	(910,433)

Net Income	4,066,139	3,577,378

Other Comprehensive Item:
Foreign Currency Translation Gain	824,961	590,885
Net Comprehensive Income	4,891,100	4,168,263

Earning per share
Basic	$0.13	$0.16
Diluted	$0.13	$0.16
Weighted average number of shares outstanding
Basic	31,186,366	22,238,036
Diluted	31,186,366	22,372,676

The accompanying notes are an integral part of these consolidated financials statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,066,139	$3,577,378
Adjustments to reconcile net income to net cash
used in / (provided by) operating activities:
Depreciation and amortization	311,992	203,909
Stock issued for consulting services	424,700	-
Minority interest	1,239,481	910,433
(Increase) / decrease in current assets:
Accounts receivable	999,096	(3,577,120)
Advances to suppliers	(53,949)	(3,403,984)
Other receivable	(132,334)	59,064
Notes receivable	(1,310,799)	-
Prepaid expenses	(4,143)	(94,404)
Inventory	(1,147,645)	(2,510,863)
Increase / (decrease) in current liabilities:
Accounts payable	(2,164,346)	1,400,423
Accrued expense and other payable	903,925	625,276
Deferred income	16,679	230,968
Advances from customers	1,821,591	748,000
Tax payable	924,573	-
Net cash provided by/ (used in) operating activities	5,894,960	(1,830,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on reverse acquisition	-	5,334
Contribution from minority shareholders	11,532	-
Additions to construction in progress	(5,960,396)	-
Purchase of property, equipment and intangible assets	(789,036)	(1,029,925)
Net cash used in investing activities	(6,737,900)	(1,024,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipts of loan from non-related parties	1,818,271	1,187,673
Receipts of Loan from banks	-	1,516,067
Payments of loan from non-related parties	(1,617,118)	-
Net cash provided by financing activities	201,153	2,703,740

NET DECREASE IN CASH AND CASH EQUIVALENTS	(641,786)	(151,771)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	71,179	83,396

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,180,029	1,248,404

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$609,422	$1,180,029

SUPPLEMENTAL DISCLOSURES:
Interest paid	$167,156	$161,888
Income tax paid	$15,927	$8,563

NON CASH TRANSACTION:
Issuance of shares and receivable from a related party	$50,000	$-

The accompanying notes are an integral part of these consolidated financials statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional	Other		Deferred consulting	Prepaid consulting	Receivable from		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Statutory	expense-	issuance	related	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Reserve	warrants	of shares	party	Earnings	Equity

Balance as of December 31, 2006	21,000,000	$21,000	5,000,000	$5,000	$1,436,244	$268,803	$775,271	$-	$-	$-	$3,758,235	$6,264,553

Recapitalization on reverse merger	10,041,845	10,042	-	-	(1,436,244)	-	-	-	-	-	(768,206)	(2,194,408)

Foreign exchange translation gain	-	-	-	-	-	590,885	-	-	-	-	-	590,885

Dividends declared by a subsidiary	-	-	-	-	-	-	-	-	-	-	(3,773)	(3,773)

Transfer to statutory reserve	-	-	-	-	-	-	566,329	-	-	-	(566,329)	-

Net income for the year	-	-	-	-	-	-	-	-	-	-	3,577,378	3,577,378

Balance as of December 31, 2007	31,041,845	31,042	5,000,000	5,000	-	859,688	1,341,600	-	-	-	5,997,305	8,234,635

Issuance of shares	108,695	109	-	-	49,891	-	-	-	-	(50,000)	-	-

Stock and warrants issued for consulting	250,000	250	-	-	566,015	-	-	(291,265)	(275,000)	-	-	-
												-
Amortization of prepaid consulting	-	-	-	-	-	-	-	218,450	206,250	-	-	424,700
												-
Foreign exchange translation gain	-	-	-	-	-	824,961	-	-	-	-	-	824,961
												-
Transfer to statutory reserve	-	-	-	-	-	-	499,641	-	-	-	(499,641)	-
												-
Net income for the year	-	-	-	-	-	-	-	-	-	-	4,066,139	4,066,139

Balance as of December 31, 2008	31,400,540	$31,401	5,000,000	$5,000	$615,906	$1,684,649	$1,841,241	$(72,815)	$(68,750)	$(50,000)	$9,563,803	$13,550,435

The accompanying notes are an integral part of these consolidated financials statements

CHINA YONGXIN PHARMACEUTICALS INC.
(FORMERLY NUTRADYNE GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock. In particular, the holder of any shares of Series A Convertible Preferred Stock shall have the right, at its option, (i) at any time hereafter (except that upon any liquidation of the Company, the right of conversion shall terminate at the close of business on the business day fixed for payment of the amount distributable on the Series A Convertible Preferred Stock) to convert, any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on a six (6) for one (1) basis. No more than 1,666,666 shares of the Series A Convertible Preferred Stock may be converted in each of the three periods following issuance. The conversion formula is conditioned on the Company earning no less than $3 million of net income in for the fiscal year ending December 31, 2007; $4 million of net income in the fiscal year ending December 31, 2008 and $5 million of net income in the fiscal year ending December 31, 2009. In the event that in any of the three fiscal years, the Company earns less than required net income amounts for conversion, then the conversion right shall be proportionately reduced by the amount of the shortfall below the required net income amount, with the "catch-up" right to convert additional shares to the extent that the net income exceeds $3 million; $4 million and $5 million respectively in each of the three consecutive years. In no event shall this conversion right allow for the conversion of the Series A Preferred Stock into more than 6 common shares for each share of Series A Preferred Stock over the course of the aforementioned three calendar years. The net income requirements shall be based upon an audit of the revenues for each fiscal year. All conversions shall be made within 30 days of the completion of such audit.

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

In 2004, Yongxin Medical established Jilin Procince Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, the company achieved the franchise right in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by now has developed 4 chains of “Meixin·Yongxin”. As of December 31, 2008, Yongxin Drugstore has developed 21 retail chains drug stores in the name of Yongxin Drugstore which cover a business area of 5,940 M2, throughout Changchun city in China. These drugstores sell over-the counter western and traditional Chinese medicines, and medical-related products.

On, March 16, 2007, Jilin Province Yongxin Chain Drugstore Ltd entered into various agreements with retail drug stores in Tianjin, established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868, in which the Company has the 90% ownership of the Jinyongxin Drugstore. The Company is located in Tianjin City, China. As of December 31, 2007, Jinyongxin Drugstore has developed 20 retail chain drug stores which cover a business area of 2,928 M2, throughout Tianjin city in China.

On May 15, 2007, Yongxin Medical established Jilin Dingjian Natural Health Products Co., Ltd (“Dingjian”) with an investment of $116,868 whereby the shareholders of the company have 90% ownership of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Provincial.

On June 15 2007, Jilin Province Yongxin Chain Drugstore Ltd established “Baishan Caoantang Chain Drugstore Ltd” (hereinafter referred to “Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 cash to purchase the property and equipment from former shareholder. And Yongxin Drugstore was agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 31 chain retail drugstores and covers a business area of 3,000 M2, which sell over-the counter western and traditional Chinese medicines and other medical-related products.

On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceutical Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of China Yongxin Pharmaceuticals Inc. and its wholly owned subsidiaries collectively referred to within as the Company.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

MINORITY INTEREST
The Company owns 90% ownership interest in Tianjin Chain Store and Natural & Health Products Company. The remaining 10% interest in each of the entities is owned by outside third parties. As at December 31, 2008, minority interest in Tianjin Chain Store and Natural & Health Products Company amounted to $20,286 compared to $16,825 as at December 31, 2007. The Company acquired 80% of Yongxin.  The remaining 20% represents minority interest amounting to $4,078,654 and $2,623,303 as of December 31, 2008 and December 31, 2007, respectively.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2008 and 2007, allowance for doubtful debts amounted to $112,452 and $331,475, respectively.

ADVANCES TO SUPPLIERS
The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of December 31, 2008 and 2007, advance to suppliers amounted to $6,186,269 and $5,729,235, respectively.

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

REVENUE RECOGNITION
The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

COST OF SALES

Cost of sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories.  In addition to merchandise cost, cost of sales includes warehousing costs, purchasing costs, freight costs, cash discounts and vendor allowances not included as a reduction of advertising expense.

ADVERTISING
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The advertising expense for the years ended December 31, 2008 and 2007 was $26,124 and $69,697, respectively.

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

FOREIGN CURRENCY TRANSLATION
The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains books and records in their functional currency, being the primary currency of the economic environment in which the operations are conducted. In general, the Company translates the assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity. During the years ended December 31, 2008 and 2007 other comprehensive income includes translation gain of $824,961 and $590,885, respectively.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of financial accounting standards No. 141R (SFAS No. 141R), “Business combinations”. Basic and diluted earnings or loss per share were $0.14 and $0.16 for the years ended December 31, 2008 and 2007 respectively.

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

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

CONTINGENCIES
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

NOTE 3 –OTHER RECEIVABLE
Other receivables as of December 31, 2008 and 2007 are summarized as follows. The receivable is interest free, unsecured, and due on demand.

	2008	2007
Advance to employees	$92,368	$12,449
Advances to store employees	2,685	123,313
Advances to third parties	93,364	-
Rent receivable	79,223	-
Deposits	7,619	33,512
Others	81,314,	38,063
	$356,573	$207,337

NOTE 4 – PREPAID EXPENSES
The balance of Company prepaid expenses as of December 31, 2008 and 2007 comprised of the following:

	2008	2007
Prepaid heating fees	$-	$27,321
Prepaid rent	273,484	275,696
Other prepaid expenses	72,202	16,057
	$345,686	$319,074

NOTE 5 – INVENTORIES
As of December 31, 2008 and 2007, inventory consisted of the following:

	2008	2007
Raw Materials	$342,832	$48,902
Work-In-Process	-	5,534
Finished Goods	7,521,845	6,203,014
	$7,864,677	$6,257,450

NOTE 6 - PROPERTIES AND EQUIPMENT
As of December 31, 2008 and 2007 the property and equipment of the Company consisted of the following:

	2008	2007
Office furniture and fixtures	$998,730	$767,958
Vehicles	441,921	380,023
Buildings	2,085,988	1,400,166
Total property and equipment	3,526,639	2,548,147
Less: Accumulated depreciation	(846,432)	(509,518)
Net value of property and equipment	$2,680,207	$2,038,629

The Company had depreciation expense of $293,632 and $202,098 for the years ended December 31, 2008 and 2007.

NOTE 7 – CONSTRUCTION IN PROGRESS & SOFTWARE DEVELOPMENT:

As of December 31, 2008 and December 31, 2007, construction in progress, representing Infrastructures improvement and software development, amounted to $6,066,249 and $0, respectively. The amount of capitalized interest included in construction in progress is $311,702.  The Company will begin depreciating these assets when they are placed in service.

As of December 31, 2008 and 2007, the construction in progress of the Company consisted of the following:

	2008	2007
Infrastructure improvement	$4,841,430	$-
Capitalized interest	913,117	-
Total infrastructure improvement	5,754,547	-
Software development	311,702	-
Total	$6,066,249	$-

NOTE 8-   INTANGIBLE ASSETS
As of December 31, 2008 and 2007, the intangible assets of the Company consisted of the following:

	2008	2007
Trade mark	$1,174	$1,097
Software	109,293	96,705
Total intangible assets	110,467	97,801
Less: Accumulated amortization	(36,780)	(16,649)
Net value of intangible assets	$73,687	$81,152

The amortization expense for the years ended December 31, 2008 and 2007 amounted to $18,360 and $1,811, respectively.

The amortization expenses for intangible assets for next five years after December 31, 2008 are as follows:

December 31, 2009	$16,469
December 31, 2010	14,888
December 31, 2011	13,921
December 31, 2012	9,234
December 31, 2013	5,667
Total	$60,179

NOTE 9-   ACCRUED EXPENSES AND OTHER PAYABLE
The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company.  Other payables and accrued expenses consist of the following as of December 31, 2008 and 2007:

	2008	2007
Accrued compensation	$998,824	$889,382
Accrued rent expense	247,573	201,108
Accrued professional fees	60,806	-
Accrued litigation	311,685	-
Accrued acquisition cost	-	65,802
Accrued interest	78,473	56,737
Accrued payable to other companies	435,135	20,920
Accrued education& employee funds	29,088	-
Other accrued expense	48,564	-
Sales agent deposits	84,668	54,459
Rent security deposit	-	69,842
Other payable	117,251	76,985
Total	$2,412,067	$1,435,235

NOTE 10-   ADVANCE FROM CUSTOMERS
The advances from customers amounted to $2,580,894 and $799,910, respectively as of December 31, 2008 and 2007, represent the deposits made by customers to purchase inventory from the Company.

NOTE 11-   DEFERRED INCOME
A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureau in the following year. The Company classified the 10% of sales that made through the healthcare program networks as deferred income as the collectability of the sales is uncertain. As of December 31, 2008 and 2007, the Company has deferred income of $273,753 and $239,937, respectively.

NOTE 12-   SHARES TO BE ISSUED
The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the company issues shares, the amounts are classified as Common stock. As of December 31, 2008 the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

NOTE 13 – OTHER INCOME

Other income mainly consists of rental income and management fee income.  The other income for the years ended December 31, 2008 and 2007 amounted to $690,517 and $678,888, respectively.
The company sub-leases its building to an unrelated company.  The lease term is one year.  The company recognizes rent income on a straight-line basis over the term of the lease.

NOTE 14-   TAX PAYABLE

Tax payable comprised of the following taxes as of December 31, 2008 and 2007:

	2008	2007
VAT	$14,247	$20,651
Business Tax	166,817	88,574
City Construction Tax	6,660	6,613
Education Tax	5,357	5,229
Income Tax	1,046,004	160,109
Others	1,326	1,723
Total	$1,240,011	$282,899

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2008.  Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2008 and 2007:
	2008	2007
US Current Income Tax Expense (Benefit)
Federal	$-	$-
State	-	-
	$-	$-
PRC Current Income Tax Expense	$1,009,643	$17,888

Total Provision for Income Tax	$1,009,643	$17,888

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:
	2008	2007
Tax expense (credit) at statutory rate - federal	34%	-
State tax expense net of federal tax	6%	-
Changes in valuation allowance	(40)%	-
Foreign income tax - PRC	25%	33%
Exempt from income tax	(9)%	(32.6)%
Tax expense at actual rate	16%	0.4%

United States of America
 The Company has significant income tax net operating losses carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $4,816,248, a reserve equal to the amount of deferred income taxes has been established at December 31, 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2008.

People’s Republic of China (PRC)
Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%, The Company received income tax exemption from the People's Republic of China for the three year period ended December 31, 2007. As of December 31, 2008, the Company’s PRC subsidiary had net taxable income of $7,245,543. The Company accrued income taxes at the rate of 25% on net taxable income.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of December 31, 2008 and 2007.

	2008	2007
Net taxable income	$7,245,543	$4,569,869
Income tax @25% & 33%, respectively	$1,009,643	$17,888

NOTE 15-   SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $1,967,185 as of December 31, 2008 and $389,977 as of December 31, 2007. The loans are secured by personal properties of a main shareholder of the Companies. The loans payable comprised of the following:
	2008	2007
Loan payable to Changchun Beilong Logistic Trading Co., interest at 12% annually, due by June 25, 2008	-	274,176
Loan payable to a non-related party, interest at 12% annually, due by July 23, 2008	-	20,563
Loan payable to a non-related party, interest free, due by December 31, 2009	249,406
Loan payable to a non-related party, interest free, due by December 31, 2009	772,156
Loan payable to a non-related party, interest free, due by December 31, 2009	558,642
Loan payable to a non-related party, interest free, due by December 31, 2009	234,736
Loan payable to a non-related party, interest free, due by February 24, 2009	22,007
Various loans, interest free, unsecured and due on demand	130,238	95,238
Total	$1,967,185	$389,997

NOTE 16- LONG-TERM LOAN PAYABLE

The Company had long term loans payable in the total principal amount of $1,320,390 as of December 31, 2008 and $959,616 as of December 31, 2007. The loans are secured by personal properties of a major shareholder of the Company. The loans payable at December 31, 2008 comprised of the following:

	2008	2007
Loan payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	1,320,390	959,616

The following is the future payment schedule of the long term loan:

Due by January 26, 2011	$1,320,390

NOTE 17-   LOANS FROM RELATED PARTIES

As of December 31, 2008 and 2007, the loans from related parties were comprised of the following:
	2008	2007
Loans payable to a shareholder, interest free, due by March 22, 2008, and unsecured	-	$41,126
Loans payable to a shareholder, interest at 12% annually, due by February 28, 2008, and unsecured	-	704,811
Loans payable to a shareholder, interest free, due by March 22, 2008, and unsecured	-	791,957
Loans payable to officers, interest free, due on demand, and unsecured	184,662	184,663
Total	$184,662	$1,722,557

The interest expense was $6,321 and $54,616 for the year ended December 31, 2008 and 2007.

NOTE 18 - SHAREHOLDERS' EQUITY
As of December 31, 2008 and 2007, the Company had 31,400,540 and 31,041,845 shares of common stock issued and outstanding.

On April 1, 2008, the Company issued to Investor Relations International (“IRI”) 250,000 restricted common stocks valued at $275,000, to render investor relations and financial communication services. The Company is amortizing the prepaid consulting over 1 year period based upon the terms of the agreement.

As of December 31, 2008, the unamortized fee amounted to $68,750 for shares issued and $72,815 for warrants granted.

As of October 30, 2008, the Company sold 108,695 shares to an unrelated party for $50,000.  The amount was received directly by a related party, and the Company shows a receivable from the related party for such amount.  The related party receivable is interest free, due on demand, unsecured and has been reflected in the equity section in the accompanying consolidated financial statements.

NOTE 19 - WARRANTS

Following is a summary of the warrant activity for the year ended December 31, 2008:

Outstanding, December 31, 2007	1,810,923
Granted during the year	300,000
Expired during the year	(88,843)
Exercised during the year	-
Outstanding, December 31, 2008	2,022,080

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Underlying Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Underlying Shares	Intrinsic Value

$0.5-$4.575	2,022,080	3.02	$0.93	2,022,080	$-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 300,000 warrants granted at March 15, 2008:

Risk-free interest rate	2.47%
Expected life of the warrants	5.00 year
Expected volatility	199%
Expected dividend yield	0

NOTE 20 – COMMITMENTS AND CONTINGINCY

Consulting agreements:

On April 1, 2008, the Company signed a letter of engagement with Investor Relations International (“IRI”).  According to the terms of the agreement, IRI agreed to perform investor relations and financial communication services. The agreement was for a twelve-month period and the Company agreed to pay $10,000 per month to IRI, issue 250,000 shares of restricted common stock, and issue 300,000 warrants at an exercise price from $1.5 to $4 per share.  During the year ended December 31, 2008, the Company expensed $424,700 and deferred $141,565 in the consolidated financial statements for the shares and warrants, respectively.

Leases:

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at December 31, 2008, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2009	$759,101
2010	712,521
2011	640,792
2012	86,522
2013	-
Total minimum lease payments	$2,198,936

Legal proceedings:

On or about October 17, 2008, a former officer initiated an action in the Superior Court for the State of California, County of Los Angeles, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputes the claims and is diligently defending against them. The matter is presently in the discovery stage and has been set for trial to commence on October 6, 2009.

The Company is defending itself against claims for open account and intentional misrepresentation.  The Plaintiff is seeking past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff is also seeking 67,000 shares of the Company’s common stock. The Company’s management has indicated willingness to settle this matter out-of-court.  The Company believes that it is likely that the Court will award the Plaintiff attorneys’ fees.  The Company has accrued $92,685 in the accompanying financial statements.

 The Company is also involved in an ongoing legal proceeding filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, is seeking to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  The Company strongly disputes the lawsuit and is aggressively defending such action. The Company has accrued $219,000 in the accompanying financial statements.

NOTE 21 – SEGMENT INFORMATION

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

The following table summarizes significant financial information by segment:

	2008	2007
Revenues from unaffiliated customers:
Retail Drug Stores	$10,871,822	$8,496,344
Pharmaceutical Medicine Wholesale	53,117,095	39,303,098
Unallocated	1,000	93,390
Revenues from Inter-company sales	(4,866,661)	(4,636,799)
Consolidated Totals	$59,123,256	$47,892,833

Net income:
Retail Drug Stores	$599,589	$472,328
Pharmacy Wholesale	4,482,397	3,264,587

Unallocated	(930,279)	(159,537)
Net Income from Inter-company	(85,568)	-
Consolidated Totals	$4,066,139	$3,577,378

Depreciation and amortization:
Retail Drug Stores	$167,680	$92,692
Pharmacy Wholesale	142,182	110,388
Unallocated	2,130	829
Consolidated Totals	$311,992	$203,909

Capital expenditures:
Retail Drug Stores	$1,350,129	$695,068
Pharmacy Wholesale	5,399,303	330,608
Unallocated	-	4,249
Consolidated Totals	$6,749,432	$1,029,925

Identifiable assets:
Retail Drug Stores	$8,333,213	$6,904,424
Pharmacy Wholesale	23,206,845	15,292,694
Unallocated	7,664	201,893
Consolidated Totals	$31,547,722	$22,399,011

NOTE 22 – STATUTORY RESERVE
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

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and and statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

In accordance with the Chinese Company Law, the company allocated 10% of its annual net income, amounting to $499,641 and $566,329 as statutory reserve for the year ended December 31, 2008 and 2007, respectively.

NOTE 23 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of Digital Learning Institute, Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Balance Sheet information for the discontinued subsidiaries of Digital Learning Institute, Inc., SEA and Global as of December 31, 2008 is as follows:

As of December 31, 2008
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