Form 10-Q
period 2009-03-31
China Yongxin Pharmaceuticals Inc.
filed 2009-05-15
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The registrant had 31,400,540 shares of common stock, par value $0.001 per share, outstanding as of March 31, 2009.

CHINA YONGXIN PHARMACEUTICALS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

Part I. Financial Information

Item 1. Financial Statements
CHINA YONGXIN PHARMACEUTICALS INC.
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets
As at March 31, 2009 and December 31, 2008	4

Unaudited Consolidated Statements of Income
For the three month periods ended March 31, 2009 and 2008	5

Unaudited Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2009 and 2008	6

Notes to Unaudited Consolidated Financial Statements	7 - 22

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,607,369	$609,422
Accounts receivable, net	6,268,314	6,030,874
Notes receivable	605,684	1,334,078
Other receivable, net	349,718	356,573
Advances to suppliers	6,438,085	6,186,269
Prepaid expenses	292,347	345,686
Inventory, net	7,807,823	7,864,677
Total Current Assets	23,369,339	22,727,579

Property and Equipment, net	2,608,843	2,680,207

Construction In Progress	6,305,809	6,066,249

Intangible Assets, net	70,120	73,687
Total Assets	$32,354,111	$31,547,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	3,894,007	$3,255,148
Accrued expenses & other payable	2,403,918	2,447,067
Advances from customers	1,173,802	2,580,894
Tax payable	1,430,249	1,240,411
Loan to related parties	184,662	184,662
Short-term loan payable	2,945,886	1,967,185
Deferred income	91,597	273,753
Net liabilities of discontinued operations	628,837	628,837
Total Current Liabilities	12,752,958	12,577,957

Long term loan	1,318,500	1,320,390

Commitments and Contingency		-

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized; 31,400,540 shares issued and outstanding	31,401	31,401
Additional paid in capital	615,906	615,906
Deferred consulting expense - issuance of warrants	-	(72,815)
Prepaid consulting - issuance of shares	-	(68,750)
Receivable from a related party	(50,000)	(50,000)
Statutory reserve	1,894,237	1,841,241
Other comprehensive income	1,660,972	1,684,649
Retained earnings	9,899,200	9,563,803
Non-controlling interest	4,225,938	4,098,940
Total Stockholders' Equity	18,282,653	17,649,375
Total Liabilities and Stockholders' Equity	$32,354,111	$31,547,722

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Net Revenue	$9,184,994	14,993,597
Cost of Revenue	6,954,270	12,466,690
Gross Profit	2,230,724	2,526,906

Operating Expenses
Selling expense	820,162	761,021
General and administrative expenses	754,714	525,400
Total operating expenses	1,574,876	1,286,421

Income From Operations	655,848	1,240,486

Other Income ( Expense)
Interest income (expense)	8,474	(2,107)
Other income	87,797	233,936
Other expense	(26,377)	(138,540)
Total other income	69,894	93,289

Operating Income Before Income Tax And Non controlling Interest	725,742	1,333,774

Provision For Income Tax	204,765	374,915

Net Income	520,977	958,859

Net income attributable to the non controlling interest	(132,585)	(191,503)

Net Income attributable to the company	388,392	767,357

Other Comprehensive Item:
Foreign Currency Translation Gain (Loss)	(23,677)	541,840
Net Comprehensive Income	364,715	1,309,197

Earning per share
Basic	0.01	$0.02
Diluted	0.01	$0.02
Weighted average number of shares outstanding
Basic	31,041,845	31,041,845
Diluted	31,041,845	31,888,869

The accompanying notes are an integral part of these unaudited consolidated financials statements

CHINA YONGXIN PHARMACEUTICALS INC.
(FORMERLY NUTRADYNE GROUP, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income attributable to the company	$388,392	$767,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,036	78,696
Amortization of prepaid & deferred consulting cost	141,566	-
Non-controlling interest	132,585	191,503
(Increase) / decrease in current assets:
Accounts receivable	(246,078)	(3,951,673)
Advances to employees	-	(9,858)
Notes receivable	726,534
Other receivable	6,345	102,187
Advances to suppliers	(260,689)	(425,568)
Prepaid expenses	52,847	196,589
Inventory	45,600	(626,438)
Increase / (decrease) in current liabilities:
Accounts payable	(38,719)	2,194,186
Other payable	67,153	1,108,058
Accrued expense	(108,289)	(69,906)
Tax payable	191,627	464,685
Advances from customers	(722,342)	971
Deferred revenue	(181,776)	-
Net cash provided by operating activities	279,792	20,790

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to construction in progress	(229,449)	-
Purchase of property, equipment and intangible assets	(32,852)	(601,149)
Net cash used in investing activities	(262,301)	(601,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Receipts of loan from non-related parties	981,397	870,573
Receipts of Loan from related parties	-	239,102
Net cash provided by financing activities	981,397	1,109,675

NET INCREASE IN CASH AND CASH EQUIVALENTS	998,889	529,315

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(942)	54,115

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	609,422	1,180,029

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,607,369	$1,763,459

SUPPLEMENTAL DISCLOSURES:
Interest paid	$14,424	$129,373
Income tax paid	$122,342	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.
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

On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the shareholders of Yongxin entered into a share exchange agreement with the Company. The agreement was amended on June 15, 2007. On November 16, 2007, Yongxin and the Company closed the Amended Exchange Agreement. In accordance with the Amended Exchange Agreement, the Company issued 21,000,000 shares of newly issued common stock and 5,000,000 shares of Series A Preferred Stock to the Yongxin shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% shares of Yongxin. For accounting purposes, this transaction was accounted for as a reverse merger, since the stockholders of Yongxin own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company.

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

On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi.

TRANSLATION ADJUSTMENT

As of March 31, 2009, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

NON-CONTROLLING INTEREST

The Company owns 90% ownership interest in Tianjin Chain Store and Natural & Health Products Company. The remaining 10% interest in each of the entities is owned by outside third parties. As at March 31, 2009, minority interest in Tianjin Chain Store and Natural & Health Products Company amounted to $20,714 compared to $20,286 as at December 31, 2008. The Company acquired 80% of Yongxin.  The remaining 20% represents minority interest amounting to $4,205,224 as at March 31, 2009 compared to $4,078,654 as at December 31, 2008.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2009 and December 31, 2008, allowance for doubtful debts amounted to $13,218 and $112,452, respectively.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of March 31, 2009 and December 31, 2008, advance to suppliers amounted to $6,438,085 and $6,186,269, respectively.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), “Business Combinations”. Basic & diluted earning per share was $0.01 and $0.02 for the three month periods ended March 31, 2009 and 2008 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3 –OTHER RECEIVABLE

Other receivables as of March 31, 2009 and December 31, 2008, are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	March 31, 2009	December 31, 2008
Advance to employees	$171,416	$92,368
Advances to store employees	38,507	2,685
Advances to third parties	-	93,364
Rent receivable	27,469	79,223
Deposits	59,789	7,619
Others	52,537	81,314
	$349,718	$356,573

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of March 31, 2009 and December 31, 2008 comprised of the following:

	March 31, 2009	December 31, 2008
Prepaid rent	$289,323	$273,484
Other prepaid expenses	3,024	72,202
	$292,347	$345,686

NOTE 5 - INVENTORIES

As of March 31, 2009 and December 31, 2008, inventory consisted of the following:

	March 31, 2009	December 31, 2008
Raw Materials	$253,498	$342,832
Finished Goods	7,554,325	7,521,845
	$7,807,823	$7,864,677

NOTE 6 - PROPERTIES AND EQUIPMENT

As of March 31, 2009 and December 31, 2008 the property and equipment of the Company consisted of the following:

	March 31, 2009	December 31, 2008
Office furniture and fixtures	$1,022,777	$998,730
Vehicles	441,289	441,921
Buildings	2,064,193	2,085,988
Total property and equipment	3,528,259	3,526,639
Less: Accumulated depreciation	(919,416)	(846,432)
Net value of property and equipment	$2,608,843	$2,680,207

The Company had depreciation expense of $74,195 and $73,059for the three month periods ended March 31, 2009 and 2008.

NOTE 7   CONSTRUCTION IN PROGRESS & SOFTWARE DEVELOPMENT

As of March 31, 2009 and December 31, 2008, construction in progress, representing Infrastructures improvement and software development, amounted to $6,305,809 and $6,066,249, respectively.  The amount of capitalized interest included in construction in progress as of March 31, 2009 and December 31, 2008 is $339,771 and $311,702, respectively.  The Company will begin depreciating these assets when they are placed in service.

As of March 31, 2009 and December 31, 2008, the construction in progress of the Company consisted of the following:

	March 31, 2009	December 31, 2008
Infrastructures improvement	$5,054,228	$4,841,430
Capitalized interest	339,771	311702
Total infrastructures improvement	5,393,999	5,754,547
Software development	911,810	913117
Total	$6,305,809	$6,066,249

NOTE 8-   INTANGIBLE ASSETS

As of March 31, 2009 and December 31, 2008, the intangible assets of the Company consisted of the following:

	March 31, 2009	December 31, 2008
Trade mark	$1,172	$1,174
Software	118,065	109,293
Total intangible assets	119,237	110,467
Less: Accumulated amortization	(49,117)	(36,780)
Net value of intangible assets	$70,120	$73,687

The amortization expense for the three month periods ended March 31, 2009 and 2008 amounted to $12,237 and $5,637, respectively.

The amortization expenses for intangible assets for next five years after March 31, 2009 are as follows:

March 31, 2010	$19,805
March 31, 2011	19,110
March 31, 2012	13,090
March 31, 2013	10,260
March 31, 2014	7,855
Total	$70,120

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company.  Other payables and accrued expenses consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accrued compensation	$973,695	$998,824
Accrued rent expense	218,310	247,573
Accrued professional fees	60,806	60,806
Accrued litigation	311,685	311,685
Accrued interest	-	78,473
Accrued payable to other companies	608,163	435,135
Accrued education& employee funds	23,730	29,088
Other accrued expense	72,510	48,564
Shares to be issued	35,000	35,000
Sales agent deposits	100,019	84,668
Other payable	-	117,251
Total	$2,403,918	$2,447,067

NOTE 10 - ADVANCE FROM CUSTOMERS

The advances from customers amounted to $1,173,802 and $2,580,894, respectively as of March 31, 2009 and December 31, 2008, represent the deposits made by customers to purchase inventory from the Company.

NOTE 11 - DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified the 10% of sales that made through the healthcare program networks as deferred income as the collectablity of the sales is uncertain. As of March 31, 2009 and December 31, 2008, the Company has deferred income of $91,597 and $273,753, respectively.

NOTE 12 - SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the Company issues shares, the amounts are classified as Common stock. As of March 31, 2009 the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005, and the amount is included in the accrued expenses.

NOTE 13 -TAX PAYABLE

Tax payable comprised of the following taxes as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
VAT	$11,770	$14,247
Business Tax	94,656	166,817
City Construction Tax	6,294	6,660
Education Tax	5,197	5,357
Income Tax	1,311,045	1,046,004
Others	1,287	1,326
Total	$1,430,249	$1,240,411

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the three month periods ended March 31, 2009 and 2008:

	2009	2008
Current income tax expense
US Federal	-	-
US State	-	-
PRC current income tax expense	$204,765	$374,915
Total Provision for Income Tax	$204,765	$374,915

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2009	2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax - PRC	25%	25%
Exempt from income tax	-	-
Temporary difference	3%	3%
Tax expense at actual rate	28%	28%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $4,816,248, a reserve equal to the amount of deferred income taxes has been established at March 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2009.

People’s Republic of China (“PRC”)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%,

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of March 31, 2009 and 2008.

	2009	2008
Net taxable income	$867,307	$1,499,660
Income tax @ 25%	$204,765	$374,915

NOTE 14 - SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $2,945,886 as of March 31, 2009 and $1,967,185 as of December 31, 2008. The loans are secured by personal properties of a main shareholder of the Companies. The loans payable at March 31, 2009 comprised of the following:

	March 31, 2009	December 31, 2008
Loan payable to a non-related party, interest free, due by December 31, 2009	$87,900	$-
Loan payable to a non-related party, interest free, due by December 31, 2009	439,500	-
Loan payable to a non-related party, interest free, due by December 31, 2009	249,050	249,406
Loan payable to a non-related party, interest free, due by December 31, 2009	771,050	772,156
Loan payable to a non-related party, interest free, due by December 31, 2009	513,673	558,642
Loan payable to a non-related party, interest free, due by December 31, 2009	-	234,736
Loan payable to a non-related party, interest free, due by May 1, 2009	21,975	22,007
Loan payable to Jilin Bank, interest at 6.9% annually, due by January 22, 2010	732,500
Various loans, interest free, unsecured and due on demand	130,238	130,238
Total	$2,945,886	$1,967,185

NOTE 15 - LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $1,318,500 as of March 31, 2009 and $1,320,390 as of December 31, 2008. The loans are secured by personal properties of a significant shareholder of the Companies. The loans payable at March 31, 2009 comprised of the following:

The following is the future payment schedule of the long term loan:

	March 31, 2009	December 31, 2008
Loan Payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	$1,318,500	$1,320,390

The following is the future payment schedule of the long term loan

Due January 26, 2011	$1,318,500

NOTE 16   LOANS FROM RELATED PARTIES

As of March 31, 2009 and December 31, 2008, the loans from related parties were comprised of the following:

	March 31, 2009	December 31, 2008
Loans payable to officers, interest free, due on demand, and unsecured	$184,662	$184,662

Total	$184,662	$184,662

Interest expense was $0 and $54,616 for the three month periods ended March 31, 2009 and 2008.

 NOTE 17 - SHAREHOLDERS' EQUITY

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

As of March 31, 2009 and December 31, 2008, the Company had 31,400,540 shares of common stock issued and outstanding.

On April 1, 2008, the Company issued to Investor Relations International (“IRI”) 250,000 restricted common stocks valued at $275,000, to render investor relations and financial communication services. The Company amortized the prepaid consulting over 1 year period based upon the terms of the agreement.

As of October 30, 2008, the Company sold 108,695 shares to an unrelated party for $50,000.  The amount was received directly by a related party, and the Company shows a receivable from the related party for such amount.  The related party receivable is interest free, due on demand, unsecured and has been reflected in the equity section in the accompanying consolidated financial statements.

NOTE 18 - WARRANTS

Following is a summary of the warrant activity for the period ended March 31, 2009:

Outstanding, December 31, 2008	2,022,080
Granted during the year	-
Expired during the year	(439,297)
Exercised during the year	-
Outstanding, March 31, 2009	1,582,783

Following is a summary of the status of warrants outstanding at March 31, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value

$0.50 - $4.58	1,582,783	3.6	$1	1,582,783	-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The 300,000 warrants granted at March 15, 2008:

Risk-free interest rate	2.47%
Expected life of the warrants	5 years
Expected volatility	199%
Expected dividend yield	0

NOTE 19 - COMMITMENTS

Consulting agreements

On April 1, 2008, the Company signed a letter of engagement with Investor Relations International (“IRI”).  According to the terms of the agreement, IRI agreed to perform investor relations and financial communication services. The agreement was for a twelve-month period and the Company agreed to pay $10,000 per month to IRI, issue 250,000 shares of restricted common stock, and issue 300,000 warrants at an exercise price from $1.50 to $4.00 per share.  During the three month period ended March 31, 2009, the Company expensed $141,566 in the consolidated financial statements.

Leases

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at March 31, 2009, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2010	957,007
2011	895,744
2012	802,218
2013	129,030
2014	-
Total minimum lease payments	2,783,999

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

The Company is defending itself against claims for open account and intentional misrepresentation.  The Plaintiff is seeking past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff is also seeking 67,000 shares of the Company’s common stock. The Company’s management has indicated willingness to settle this matter out-of-court.  The Company believes that it is likely that the Court will award the Plaintiff attorneys’ fees in the sum of at least $89,000.  The Company has accrued $92,685 in the accompanying financials statements.

 The Company was also involved in a legal proceeding filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  On May 8, 2009, the Orange County Superior Court rendered a decision to enter a judgment of $219,000 against the Company. The Company has accrued $219,000 in the accompanying financials statements.

NOTE 20 – SEGMENT INFORMATION

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

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items.  As of March 31, 2009, the retail drug store segment operated 93 retail stores with business area of 18,462 square meters in three cities in China.

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

The following table summarizes significant financial information by segment:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues from unaffiliated customers:
Retail drug stores	$3,340,750	$2,480,883
Pharmaceutical medicine wholesales	7,191,687	13,434,147
Unallocated	-	26,081
Revenues from inter-company sales	(1,347,443)	(1,307,514)
Consolidated Totals	$9,184,994	$14,993,597

Net income:
Retail drug stores	$191,978	$69,045
Pharmacy wholesales	497,512	1,022,383
Unallocated	(141,566)	(106,419)
Net income from inter-company	(26,947)	(26,150)
Consolidated Totals	$520,977	$958,859

Depreciation and amortization:
Retail drug stores	$30,424	$40,006
Pharmacy wholesales	54,612	33,636
Unallocated	-	5,054
Consolidated Totals	$85,036	$78,696

Capital expenditures:
Retail drug stores	$234,293	$77,399
Pharmacy wholesales	$28,008	$523,750
Consolidated Totals	$262,301	$601,149

Identifiable assets:	March 31, 2009	December 31, 2008
Retail drug stores	$9,069,536	$8,333,213
Pharmacy wholesales	$23,276,911	$23,206,845
Unallocated	$7,664	$7,664
Consolidated Totals	$32,354,111	$31,547,722

NOTE 21 – STATUTORY RESERVE

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

In accordance with the Chinese Company Law, the Company allocated 10% of its annual net income, amounting to $66,245 and $1,448,157 as statutory reserve for the three month period ended March 31, 2009 and 2008.

NOTE 22 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of Nutradyne, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Balance Sheet information for the discontinued subsidiaries of Nutradyne, SEA and Global as of March 31, 2009 is as follows:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company") and its subsidiaries.  This management's discussion and analysis of financial condition and results of operations for three month periods ending March 31, 2009 and March 31, 2008 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.

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

                   On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

2009 Outlook

The current general economic recession may affect our operations since many of our products are discretionary and we depend to a significant extent upon a number of factors relating to discretionary consumer spending in China. During times of economic downturn, consumers tend to spend less on many of our products, including cosmetics, organic products and health and nutritional supplements.  However, management believes that our sales will improve with better economic conditions during the second half of 2009.  During the latter half of 2009, management believes that the government will pass certain favorable policies which will extend medical insurance coverage to people who live in the rural area or countryside of China, which covers approximately 40% of the Chinese population.  Management believes the passage of such policies will highly benefit our sales and operations.

During the last year, the Company added products with higher profit margins to our operations to increase our gross profit, such products including cosmetics and certain health and organic products.  Management believes that the addition of such products will increase our overall gross profit in 2009 and the next few years.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in note 1 to our financial statements under the section above titled “Financial Statements,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi.

Translation Adjustment

As of March 31, 2009, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2009 and December 31, 2008, allowance for doubtful debts amounted to $13,218 and $112,452, respectively.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2008	2007

NET REVENUE	$9,184,994	$14,993,597

COST OF REVENUE	6,954,270	12,466,690

GROSS PROFIT	2,230,724	2,526,906

OPERATING EXPENSES:
Selling expenses	820,162	761,021
General and administrative	754,714	525,400
Total Operating Expenses	1,574,876	1,286,421

INCOME FROM OPERATIONS	655,848	1,240,486

OTHER INCOME (EXPENSE):
Interest income (expense)	8,474	(2,107)
Other income	87,797	233,936
Other expense	(26,377)	(138,540
Total Other Income	69,894	93,289

OPERATING INCOME BEFORE TAX AND NON CONTROLLING INTEREST	725,742	1,333,774

PROVISION FOR INCOME TAX	204,765	374,915
NET INCOME	520,977	958,859

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	(132,585)	(191,503)

NET INCOME ATTRIBUTABLE TO COMPANY	388,392	767,357

OTHER COMPREHENSIVE ITEM:

Foreign currency translation gain	(23,677)	541,840

NET COMPREHENSIVE INCOME	$364,715	$1,309,197

Net Revenue. For the three month period ended March 31, 2009, our net revenues decreased approximately 39% from $14,993,597 to $9,184,994 relative to the same period ended March 31, 2008.  The decrease in our net revenue was mainly attributable to a downturn in the economy.  During times of economic downturn, consumers tend to spend less on many of our products which are discretionary, such as cosmetics, organic products and health and nutritional supplements.

Cost of Revenue. Cost of revenue decreased from $12,466,690, or approximately 83% of net revenues for the three month period ended March 31, 2008, to $6,954,270, or approximately 76% of net sales for the three month period ended March 31, 2009. The approximate 7% decrease in percentage corresponded with the decrease in our sales.

Gross Profit. Gross profit decreased approximately 12% from $2,526,906 for the three month period ended March 31, 2008 to $2,230,724 for the three month period ended March 31, 2009.  This decrease in gross profit corresponded with the decrease of our sales.  During an economic recession, management believes that consumers are more inclined to cut down on discretionary products such as cosmetics, health and organic products, which are also products with higher profit margins sold in our operations.

Selling Expenses. Selling expenses increased approximately 8% from $761,021 for the three month period ended March 31, 2008 to $820,162 for the same period in 2009.  We opened 14 new stores in 2008 and have increased our overhead expenses.  Even though we incurred fewer sales during the first quarter of 2009, most of our overhead expenses remain constant which caused the increase in our selling expenses.  Also, certain local governmental policies have been passed to discourage businesses from cutting headcount and reducing employee salaries in order to reduce the impact of the recession on the general public.  Therefore, the Company has not aggressively reduced our selling expenses by reducing our staff or cutting our staff salaries in order to comply with such governmental policies.

General and Administrative Expenses. General and administrative expenses were $525,400 for the three month period ended March 31, 2008, as compared to $754,714 for the three month period ended March 31, 2009, an increase of 44%.  This increase was due to the increase in our overhead expenses with the addition of 14 new stores in 2008 and fewer sales due to the downturn in the economy.

Other Income.  Other income decreased 62% from $233,936 for the three month period ended in 2008 compared to $87,797 in the same period in 2009.  The decrease in other income was attributable to a decrease in sponsorship and promotional fees received from suppliers corresponding with the decrease of sales.

Net Income. Net income decreased approximately 46% from a net income of $958,859 for the three month period ended March 31, 2008 to a net income of $520,977 for the three month period ended March 31, 2009. Such decrease in net income was mainly attributable to the decrease of sales due to a downturn in the economy and the increase in our overall expenses.

Liquidity

Cash Flows

Net cash flow provided by operating activities was $279,792 for the quarter ended March 31, 2009 and $20,790 provided by operating activities for the year ended March 31, 2008.  For the three months ended March 31, 2009, net cash flow provided by operating activities was mainly due to the decrease of our note receivable by $726,534, a decrease in our prepaid expenses by $52,847, and a decrease in inventory by $45,600.

                   The Company incurred cash outflow of $262,301 from investing activities during the quarter ended March 31, 2009, as compared to cash outflow of $601,149 for the same period in 2008.  The decrease in cash outflow was mainly attributable to the completion of most of our construction projects and most of such construction payments have already been paid.

                   Net cash flow provided by financing activities decreased from $1,109,675 for the quarter ended March 31, 2008 to $981,397 for the quarter ended March 31, 2009.  The decrease was mainly due to a $120,000 loan payment that was repaid during the first quarter of 2009.

Capital Resources

At March 31, 2009, we had cash and cash equivalents of $1,607,369, other current assets of $23,369,339 and current liabilities of $12,752,958. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months.

                  We currently have certain material commitments for capital expenditures due to the remodeling and construction of our offices and retail drugstores and the development of our ERP software.  The total capital expenditure budget for 2008 was $8.1 million, of which $1.7 million is still unpaid as of March 31, 2009.  Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to complete the projects. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

 Contractual Obligations and Off Balance-Sheet Arrangements

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at March 31, 2009.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$1,318,500	$-	$1,318,500	$-		$-
Other Indebtedness	$2,294,436	$2,294,436	$-	$-		$-
Capital Lease Obligations	$957,007	$957,007	$-	$-	$
Operating Leases	$-	$-	$-	$-		$-
Purchase Obligations	$-	$-	$-	$-		$-
Total Contractual Obligations:	$4,569,943	$3,251,443	$1,318,500	$-		$-

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

Item 3. Quantitative and Qualitative Discloses About Market Risk

Derivative Financial Instruments. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2009, we had approximately $1,607,369 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“U.S. Dollars”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the quarter ended March 31, 2009, we recorded a net foreign currency loss of $23,677 compared to a  net foreign currency gain of $541,840 for the same period in 2008.

Item 4. Controls and Procedures

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

                   As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

                   The Company was also involved in a legal proceeding called Wells Fargo Bank. N.A.. v. Software Education for America Inc. filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  On May 8, 2009, the Orange County Superior Court rendered a decision to enter a judgment of $219,000 against the Company.

Item 1A. Risk Factors

Any investment in our securities involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-Q before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The shares of our common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB under the symbol "CYXN." If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-Q.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: May 15, 2009	/s/ Yongxin Liu
Yongxin Liu
Chairman of the Board and Chief Executive Officer

/s/ Yongkui Liu
Yongkui Liu
Chief Financial Officer