Form 10-Q
period 2009-06-30
China Yongxin Pharmaceuticals Inc.
filed 2009-08-14
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  000-26293

CHINA YONGXIN PHARMACEUTICALS INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1661391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The registrant had 32,110,540 shares of common stock, par value $0.001 per share, outstanding as of August 4, 2009.

CHINA YONGXIN PHARMACEUTICALS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

INDEX

Part I. Financial Information

Item 1. Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets
As at June 30, 2009 and December 31, 2008	4

Unaudited Consolidated Statements of Income
For the three and six month periods ended June 30, 2009 and 2008	5

Unaudited Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2009 and 2008	6

Notes to Unaudited Consolidated Financial Statements	7 - 23

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,620,168	$609,422
Accounts receivable, net	7,070,275	6,030,874
Notes receivable	1,561,462	1,334,078
Other receivable, net	552,549	356,573
Advances to suppliers	8,465,678	6,186,269
Prepaid expenses	245,832	345,686
Inventory, net	7,923,325	7,864,677
Current assets of the discontinued operations	46	46
Total Current Assets	27,439,336	22,727,625

Property and Equipment, net	2,512,538	2,680,207

Construction In Progress	6,357,179	6,066,249

Intangible Assets, net	60,428	73,687
Total Assets	$36,369,481	$31,547,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,944,014	$3,255,148
Accrued expenses & other payable	2,694,603	2,447,067
Advances from customers	1,570,322	2,580,894
Taxes payable	1,944,665	1,240,411
Loans to related parties	184,662	184,662
Short-term loans payable	2,221,276	1,967,185
Deferred income	186,861	273,753
Current liabilities of the discontinued operations	628,883	628,883
Total Current Liabilities	15,375,288	12,578,003

Long term loan	1,318,500	1,320,390

Commitments and Contingency	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;5,000,000 shares issued and outstanding	5,000	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized;31,510,540 shares issued and outstanding as of June 30, 2009 and 31,400,540 shares issued and outstanding as of December 31, 2008	31,621	31,401
Additional paid in capital	635,487	615,906
Deferred consulting expense - issuance of warrants	-	(72,815)
Prepaid consulting - issuance of shares	-	(68,750)
Receivable from a related party	(50,000)	(50,000)
Statutory reserve	2,050,992	1,841,241
Other comprehensive income	1,660,196	1,684,649
Retained earnings	10,818,845	9,563,803
Non-controlling interest	4,523,552	4,098,940
Total Stockholders' Equity	19,675,693	17,649,375
Total Liabilities and Stockholders' Equity	$36,369,481	$31,547,768

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net Revenues	$14,638,615	$14,580,500	$23,823,609	$29,574,097
Cost of Goods Sold	(11,920,027)	(11,723,541)	(18,874,297)	(24,190,231)
Gross profit	2,718,588	2,856,959	4,949,312	5,383,866

Operating Expenses:
Selling expenses	763,290	963,352	1,583,452	1,724,373
General and administrative expenses	767,160	587,915	1,521,874	1,113,315
Total operating expenses	1,530,449	1,551,267	3,105,325	2,837,688

Income From Operations	1,188,139	1,305,692	1,843,986	2,546,178

Other Income (Expense):
Other income	706,758	600,205	794,555	834,140
Other expense	(47,160)	103,634	(20,783)	(34,906)
Interest income (expense)	16,458	(225,005)	7,984	(227,112)
Total other income	676,057	478,834	781,757	572,122

Operating Income Before Income Tax and Non controlling Interest	1,864,196	1,784,526	2,625,743	3,118,300

Provision for income tax	(525,801)	(565,227)	(730,566)	(940,142)

Net Income Before Non controlling Interest	1,338,394	1,219,299	1,895,177	2,178,158

Non controlling interest	(297,801)	(500,378)	(430,386)	(691,881)

Net Income	1,040,594	718,921	1,464,791	1,486,277

Other Comprehensive Item:
Foreign exchange translation gain	(42,017)	294,872	(18,340)	836,712

Net Comprehensive Income	998,577	$1,013,793	1,446,451	2,322,989

Earning per share
Basic	$0.03	$0.02	$0.05	$0.05
Diluted	$0.03	$0.02	$0.05	$0.05
Weighted average number of shares outstanding
Basic	31,148,219	31,116,845	31,095,623	31,079,138
Diluted	32,048,219	32,144,356	31,995,623	32,106,649

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income attributable to the company	$1,464,791	$1,486,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,845	167,869
Stocks and warrants issued or to be issued for services	61,750	141,566
Amortization of prepaid & deferred consulting cost	141,565
Non-controlling interest	430,386	691,881
(Increase) / decrease in current assets:
Accounts receivable	(1,048,523)	(3,183,428)
Notes receivable	(229,403)	-
Other receivable	(196,580)	(799,159)
Advances to suppliers	(2,289,358)	2,077,575
Prepaid expenses	99,406	(70,437)
Inventory	(69,939)	(1,556,377)
Increase / (decrease) in current liabilities:
Accounts payable	1,768,564	1,342,605
Notes payable	552,449	-
Other payable	677,711	2,571
Accrued expense	(107,245)	-
Tax payable	706,368	857,194
Advances from customers	(1,007,358)	1,047,628
Deferred revenue	(86,541)	(249,545)
Net cash provided by operating activities	1,020,888	1,956,221

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from minority interest shareholders	-	11,406
Additions to construction in progress	(275,529)	-
Purchase of property, equipment and intangible assets	-	(2,626,220)
Net cash used in investing activities	(275,529)	(2,614,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of short term loan	-	1,964,749
Receipts of loan from non-related parties	256,843	-
Receipts of Loan from related parties	-	(1,620,887)
Net cash provided by financing activities	256,843	343,863

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,002,201	(314,730)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8,545	225,092

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	609,422	1,180,029

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,620,168	$1,090,389

SUPPLEMENTAL DISCLOSURES:
Interest paid	$71,126	$101,631
Income tax paid	$19,097	$-
NON CASH TRANSACTION:
Conversion of account receivable to note receivable	$-	$841,686

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

In 2004, Yongxin Medical established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Mixing International Medical Chains) and by now has developed 4 chains of “Meixin Yongxin”. As of December 31, 2008, Yongxin Drugstore has developed 21 retail chains drug stores in the name of Yongxin Drugstore which cover a business area of 5,940 M2, throughout Changchun city in China. These drugstores sell over-the counter western and traditional Chinese medicines, and medication treatment appliances and other items.

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

On June 15 2007, Jilin Province Yongxin Chain Drugstore Ltd. established “Baishan Caoantang Chain Drugstore Ltd.” (hereinafter referred to “Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 cash to purchase the property and equipment with Yongxin agreed to pay $80,076 evenly over the next 30 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore. Caoantang Drugstore owns 31 chain retail drugstores and covers a business area of 3,000 M2, which sell over-the counter western and traditional Chinese medicines, and medication treatment appliances and other items.

On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi.

TRANSLATION ADJUSTMENT

As of June 30, 2009, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

NON-CONTROLLING INTEREST

The Company owns 90% ownership interest in Tianjin Chain Store and Natural & Health Products Company. The remaining 10% interest in each of the entities is owned by third parties. As at June 30, 2009, minority interest in Tianjin Chain Store and Natural & Health Products Company amounted to $32,747 compared to $20,286 as at December 31, 2008. The Company acquired 80% of Yongxin.  The remaining 20% represents minority interest amounting to $4,490,805 as at June 30, 2009 compared to $4,078,654 as at December 31, 2008.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2009 and December 31, 2008, allowance for doubtful debts amounted to $316,338 and $112,452, respectively.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of June 30, 2009 and December 31, 2008, advance to suppliers amounted to $8,465,678 and $6,186,269, respectively.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), “Business Combinations”. Basic & diluted earning per share was $0.03 and $0.05 for the three and six month periods ended June 30, 2009 respectively. Basic earning per share was $0.06 and $0.09 for the three and six month periods ended June 30, 2008, respectively. Diluted earning per share was $0.05 and $0.09 for the three and six month periods ended June 30, 2008, respectively

SEGMENT REPORTING

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

NOTE 3 –OTHER RECEIVABLE

Other receivables as of June 30, 2009 and December 31, 2008, are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	June 30, 2009	December 31, 2008

Advance to employees	$127,953	$92,368

Advances to store employees	43,483	2,685

Advances to third parties	30,781	93,364

Rent receivable	52,740	79,223

Deposits	149,389	7,619

Others	148,203	81,314

Total	$552,549	$356,573

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of June 30, 2009 and December 31, 2008 comprised of the following:

	June 30, 2009	December 31,2008

Prepaid rent	$200,688	$273,484

Other prepaid expenses	45,144	72,202

Total	$245,832	$345,686

NOTE 5 - INVENTORIES

As of June 30, 2009 and December 31, 2008, inventory consisted of the following:

	June 30, 2009	December 31, 2008

Packaging Materials	$123,768	$342,832

Finished Goods	7,799,557	7,521,845

total	$7,923,325	$7,864,677

NOTE 6 - PROPERTIES AND EQUIPMENT

As of June 30, 2009 and December 31, 2008 the property and equipment of the Company consisted of the following:

	June 30, 2009	December 31, 2008
Office furniture and fixtures	$981,216	$998,730
Vehicles	446,698	441,921
Buildings	2,082,622	2,085,988
Total property and equipment	3,510,536	3,526,639
Less: Accumulated depreciation	(997,998)	(846,432)
Net value of property and equipment	$2,512,538	$2,680,207

The Company had depreciation expense of $124,395 and $158,657 for the six month periods ended June 30, 2009 and 2008.

NOTE 7   CONSTRUCTION IN PROGRESS & SOFTWARE DEVELOPMENT

As of June 30, 2009 and December 31, 2008, construction in progress, representing infrastructures improvement and software development, amounted to $6,357,179 and $6,066,249, respectively.  The amount of capitalized interest included in construction in progress as of June 30, 2009 and December 31, 2008 is $210,685 and $311,702, respectively.  The Company will begin depreciating these assets when they are placed in service.

As of June 30, 2009 and December 31, 2008, the construction in progress of the Company consisted of the following:

	June 30, 2009	December 31, 2008

Infrastructures improvement	$5,053,804	$4,841,430

Capitalized interest	391,565	311702

Total infrastructures improvement	5,445,369	5,754,547

Software development	911,810	913,117

Total	$6,357,179	$6,066,249

NOTE 8-   INTANGIBLE ASSETS

As of June 30, 2009 and December 31, 2008, the intangible assets of the Company consisted of the following:

	June 30, 2009	December 31, 2008

Trade mark	$1,172	$1,174

Software	85,073	109,293

Total intangible assets	86,245	110,467

Less: Accumulated amortization	(25,817)	(36,780)

Net value of intangible assets	$60,428	$73,687

The amortization expense for the six month periods ended June 30, 2009 and 2008 amounted to $28,450 and $9,212, respectively.

The amortization expenses for intangible assets for next five years after June 30, 2009 are as follows:

June 30, 2010	$19,902
June 30, 2011	19,208
June 30, 2012	13,504
June 30, 2013	7,814

Total	$60,428

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company.  Other payables and accrued expenses consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31,2008

Accrued compensation	$989,163	$998,824

Accrued rent expense	248,943	247,573

Accrued professional fees	112,656	60,806

Accrued litigation	311,685	311,685

Accrued interest	28,796	78,473

Accrued payable to other companies	728,537	435,135

Accrued education& employee funds	66,566	29,088

Other accrued expense	-	48,564

Accrued warrant expense	11,850	-

Shares to be issued	75,000	35,000

Sales agent deposits	109,688	84,668

Other payable	11,720	117,251

Total	$2,694,603	$2,447,067

NOTE 10 - ADVANCE FROM CUSTOMERS

The advances from customers amounted to $1,570,322 and $2,580,894, respectively as of June 30, 2009 and December 31, 2008, represent the deposits made by customers to purchase inventory from the Company.

NOTE 11 - DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified the 10% of sales that made through the healthcare program networks as deferred income as the collectablity of the sales is uncertain. As of June 30, 2009 and December 31, 2008, the Company has deferred income of $186,861 and $273,753, respectively.

NOTE 12 - SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the Company issues shares, the amounts are classified as Common stock. As of June 30, 2009 the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005, and the amount is included in the accrued expenses.

During the six month period ended June 30, 2009 the Company entered into agreements with two investor relation firms for services. The term of the services is one year each and the Company is obligated to issue 300,000 and 600,000 shares to the investor relation firms. The Company has recorded the fair market value of the shares of $102,000 as shares to be issued which is included in the accrued professional fee. The unamortized portion of the fee has been recorded as contra professional fee and netted out.

NOTE 13 -TAXES PAYABLE

Tax payable comprised of the following taxes as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

VAT	$292	$14,247

Business Tax	94,656	166,817

City Construction Tax	6,557	6,660

Education Tax	5,310	5,357

Income Tax	1,836,803	1,046,004

Others	1,047	1,326

Total	$1,944,665	$1,240,411

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the six month periods ended June 30, 2009 and 2008:

	2009	2008

Current income tax expense

US Federal	-	-

US State	-	-

PRC current income tax expense	$730,566	$940,142

Total Provision for Income Tax	$730,566	$940,142

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2009	2008

Tax expense (credit) at statutory rate - federal	34%	34%

State tax expense net of federal tax	6%	6%

Changes in valuation allowance	(40)%	(40)%

Foreign income tax - PRC	25%	25%

Exempt from income tax	-	-

Temporary difference	1%	3%

Tax expense at actual rate	26%	28%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $4,816,248, a reserve equal to the amount of deferred income taxes has been established at June 30, 2009.

People’s Republic of China (“PRC”)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%,

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of June 30, 2009 and 2008.

	2009	2008

Net taxable income	$2,205,324	$3,413,921

Income tax @ 26% and 28% respectively	$730,566	$940,142

NOTE 14 - SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $2,091,038 as of June 30, 2009 and $1,967,185 as of December 31, 2008. The loans are secured by personal properties of a main shareholder of the Companies. The loans payable at June 30, 2009 comprised of the following:

	June 30, 2009	December 31, 2008

Loan payable to a non-related party, interest free, due by December 31, 2009	$87,900	$-

Loan payable to a non-related party, interest free, due by December 31, 2009	439,500	-

Loan payable to a non-related party, interest free, due by December 31, 2009	249,050	249,406

Loan payable to a non-related party, interest free, due by December 31, 2009	464,888	772,156

Loan payable to a non-related party, interest free, due by December 31, 2009		558,642

Loan payable to a non-related party, interest free, due by December 31, 2009	117,200	234,736

Loan payable to a non-related party, interest free, due by May 1, 2009		22,007

Loan payable to Jilin Bank, interest at 6.9% annually, due by January 22, 2010	732,500

Various loans, interest free, unsecured and due on demand	130,238	130,238

Total	$2,221,276	$1,967,185

NOTE 15 - LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $1,318,500 as of June 30, 2009 and $1,320,390 as of December 31, 2008. The loans are secured by personal properties of a significant shareholder of the Companies. The loans payable at June 30, 2009 comprised of the following:

The following is the future payment schedule of the long term loan:

	June 30, 2009	December 31, 2008

Loan Payable to Runfeng Agriculture Credit Union, interest at 11.02% annually, due by January 26, 2011	$1,318,500	$1,320,390

The following is the future payment schedule of the long term loan

Due January 26, 2011	$1,318,500	$1,318,500

NOTE 16   LOANS FROM RELATED PARTIES

As of June 30, 2009 and December 31, 2008, the loans from related parties were comprised of the following:

	June 30,2009	December 31, 2008

Loans payable to officers, interest free, due on demand, and unsecured	$184,662	$184,662

Total	$184,662	$184,662

Interest expense was $0 and $54,616 for the three month periods ended June 30, 2009 and 2008.

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

As of June 30, 2009 and December 31, 2008, the Company had 31,510,540 and 31,400,540 shares of common stock issued and outstanding, respectively.

During the six month period ended June 30, 2009, the Company issued 10,000 shares for website designing services and 100,000 shares for legal services. The shares were valued at the fair market value of $9,900 and expensed during the six month period ended June 30, 2009 in the accompanying consolidated financial statements.

During the six month period ended June 30, 2009 the Company entered into a consulting agreement with an investor relation firm to provide investor relation and public relation services. The agreement is for a period of 1 year and the Company agreed to issue 300,000 shares of restricted common stock and 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to the investor relation firm. The Company valued the shares at the fair market value of $30,000 and expensed $10,000 during the six month period ended June 30, 2009 in the consolidated financial statements.

During the six month period ended June 30, 2009 the Company entered into a consulting agreement with an investor relation firm to provide investor relation and public relation services. The agreement is for a period of 1 year and the Company agreed to issue 600,000 shares of restricted common stock to the investor relation firm. The Company valued the shares at the fair market value of $72,000 and expensed $30,000 during the six month period ended June 30, 2009 in the consolidated financial statements.

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

NOTE 18 – WARRANTS

Following is a summary of the warrant activity for the period ended June 30, 2009:

Outstanding, December 31, 2008	2,022,080
Granted during the year	300,000-
Expired during the year	(439,297)
Exercised during the year	-
Outstanding, June 30, 2009	1,882,783

Following is a summary of the status of warrants outstanding at June 30, 2009:

Outstanding Warrants			Exercisable Warrants

Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value

$0.50 - $4.58	1,882,783	3.56	$1.08	1,882,783	-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

The 300,000 warrants granted during the six month period ended  June 30, 2009:

Risk-free interest rate	2.63%
Expected life of the warrants	5 years
Expected volatility	215%
Expected dividend yield	0

During the six month period ended June 30, 2009 the Company  granted 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to an investor relation firm. The black scholes fair market value of the warrants was $28,439. The Company recorded an expense of $ 11,850 during the six month period ended June 30, 2009 in the consolidated financial statements for the warrants.

NOTE 19 – COMMITMENTS

Consulting agreements

On April 1, 2008, the Company signed a letter of engagement with Investor Relations International (“IRI”).  According to the terms of the agreement, IRI agreed to perform investor relations and financial communication services. The agreement was for a twelve-month period and the Company agreed to pay $10,000 per month to IRI, issue 250,000 shares of restricted common stock, and issue 300,000 warrants at an exercise price from $1.50 to $4.00 per share.  During the six month period ended June 30, 2009, the Company expensed $141,566 in the consolidated financial statements.

During the six month period ended June 30, 2009 the Company entered into a consulting agreement with an investor relation firm to provide investor relation and public relation services. The agreement is for a period of 1 year and the Company agreed to issue 300,000 shares of restricted common stock and 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to the investor relation firm. The Company recorded an expense of $21,850 during the six month period ended June 30, 2009 in the consolidated financial statements.

During the six month period ended June 30, 2009 the Company entered into a consulting agreement with an investor relation firm to provide investor relation and public relation services. The agreement is for a period of 1 year and the Company agreed to issue 600,000 shares of restricted common stock to the investor relation firm. The Company recorded an expense of $ 30,000 during the six month period ended June 30, 2009 in the consolidated financial statements.

Leases

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at June 30, 2009, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

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

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items.  As of June 30, 2009, the retail drug store segment operated 93 retail stores with business area of 18,462 square meters in three cities in China.

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

The following table summarizes significant financial information by segment:

	2009	2008

Revenues from unaffiliated customers:
Retail drug stores	$6046809	$5,766,180
Pharmaceutical medicine wholesales	14,545,031	26,295,354
Unallocated	-	1000
Revenues from inter-company sales	2,723,663	(2488437)
Consolidated Totals	$23,823,609	$29,574,097

Net income:
Retail drug stores	$447,257	$124,129
Pharmacy wholesales	1,123,589	1,657,768
Unallocated	(87,886)	(295,620)
Net income from inter-company	(18,169)
Consolidated Totals	$1,464,791	$1,486,277

Depreciation and amortization:
Retail drug stores	$67,203	$85,821
Pharmacy wholesales	82,628	81,107
Unallocated	3,015	9451
Consolidated Totals	$152,845	$167,869

Capital expenditures:
Retail drug stores	244,073	$40,852
Pharmacy wholesales	$31,456	$2,585,368
Consolidated Totals	$275,529	$2,626,220

Identifiable assets:
Retail drug stores	$9,742,237	$7,437,721
Pharmacy wholesales	$26,655,660	$22,334,420
Unallocated	(28,416)	$8,853
Consolidated Totals	$36,369,481	$29,780,994

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

In accordance with the Chinese Company Law, the Company allocated 10% of its annual net income, amounting to $209,751 and $1,841,241 as statutory reserve for the six month periods ended June 30, 2009 and 2008.

NOTE 22 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of Nutradyne, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Balance Sheet information for the discontinued subsidiaries of Nutradyne, SEA and Global as of June 30, 2009 is as follows:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company") and its subsidiaries.  This management's discussion and analysis of financial condition and results of operations for the three month and six month periods ending June 30, 2009 and June 30, 2008 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.

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

While our significant accounting policies are described in note 2 to our financial statements under the section above titled “Summary of Significant Accounting Policies,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi.

Translation Adjustment

As of June 30, 2009, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2009 and December 31, 2008, allowance for doubtful debts amounted to $316,338 and $112,452, respectively.

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

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether another-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of another-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

Results of Operations

Comparison of Three and Six Month Periods Ended June 30, 2009 and 2008.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$14,638,615	$14,580,500	$23,823,609	$29,574,097
Cost of Goods Sold	(11,920,027)	(11,723,541)	(18,874,297)	(24,190,231)
Gross profit	2,718,588	2,856,959	4,949,312	5,383,866

Operating Expenses:
Selling expenses	763,290	963,352	1,583,452	1,724,373
General and administrative	767,160	587,915	1,521,874	1,113,315
Total operating expenses	1,530,449	1,551,267	3,105,325	2,837,688

Income from operations	1,188,139	1,305,692	1,843,986	2,546,178

Other Income (Expense):
Other income	706,758	600,205	794,555	834,140
Other expense	(47,160)	103,634	(20,783)	(34,906)
Interest income (expense)	16,458	(225,005)	7,984	(227,112)
Total other income	676,057	478,834	781,757	572,122

Operating income before tax & non-controlling interest	1,864,196	1,784,526	2,625,743	3,118,300

Provision for income tax	(525,801)	(565,227)	(730,566)	(940,142)

Net income before non-controlling interest	1,338,394	1,219,299	1,895,177	2,178,158

Non-controlling interest	(297,801)	(500,378)	(430,386)	(691,881)

Net income	1,040,594	718,921	1,464,791	1,486,277

Other Comprehensive Item
Foreign exchange translation gain	(42,017)	294,872	(18,340)	836,712

Net Comprehensive Income	998,577	1,013,793	1,446,451	2,322,989

Earning per share
Basic	0.03	0.02	0.05	0.05
Diluted	0.03	0.02	0.05	0.05

Weighted average number of shares outstanding
Basic	31,148,219	31,116,845	31,095,623	31,079,138
Diluted	32,048,219	32,144,356	31,995,623	32,106,649

Comparison of Three Months Ended June 30, 2009 and 2008.

Net Revenues.  For the three month period ended June 30, 2009, our net revenues increased approximately 0.4%, from $14,580,500 for the three month period ended June 30, 2008 compared to $14,638,615 for the same period ended June 30, 2009.  Our revenues for the three months ended June 30, 2009 should have been much higher given that our business had a lot of growth since 2008, but our net revenues only increased slightly due to the difficult economic conditions during the economic recession.

Cost of Revenue. Cost of revenue increased slightly from $11,723,541, or approximately 80.4% of net revenues for the three month period ended June 30, 2008, to $11,920,027, or approximately 81.4% of net sales for the three month period ended June 30, 2009. The approximate 1% increase in percentage was due to the increase in cost to purchase certain medicines.

Gross Profit. Gross profit decreased approximately 5% from $2,856,959 for the three month period ended June 30, 2008 to $2,718,588 for the three month period ended June 30, 2009.  This slight decrease in gross profit corresponded with the slight increase in our cost of revenue.

Selling Expenses. Selling expenses decreased approximately 20.8% from $963,352 for the three month period ended June 30, 2008 to $763,290 for the same period in 2009.  The decrease in selling expenses was mainly attributable to certain business changes we made in the three months ended June 30, 2009.  We laid off some employees, reduced our utilities usage and cut our transportation costs in order to reduce our selling expenses and maintain our gross profit.

General and Administrative Expenses. General and administrative expenses were $587,915 for the three month period ended June 30, 2008, as compared to $767,160 for the three month period ended June 30, 2009, an increase of 30.5%.  This increase was primarily due to an increase in our auditing expenses.

Other Income.  Other income increased 41.2% from $478,834 for the three month period ended June 30, 2008 compared to $676,057 for the same period in 2009.  Our other income for the three months ended June 30, 2008 was relatively higher than the reflected figure of $478,834, but it was offset by a large interest expense for the three month period ended June 30, 2008.  The extra interest expense reduced our total other income for the three months ended June 30, 2008 compared to the same period in 2009.

Net Income. Net income increased approximately 44.7% from a net income of $718,921 for the three month period ended June 30, 2008 to a net income of $1,040,594 for the three month period ended June 30, 2009. Such substantial increase in net income was mainly attributable to the large interest expense for the three month period ended June 30, 2008 that we did not have for the three month period ended June 30, 2009.  The extra interest expense for the three months ended June 30, 2008 offset our net income compared to the same period in 2009.

Comparison of Six Months Ended June 30, 2009 and 2008.

Net Revenues. For the six month period ended June 30, 2009, our net revenues decreased approximately 19.4% from $29,574,097 for the six months ended June 30, 2008 to $23,823,609 for the same period ended June 30, 2009.  The decrease in our net revenues was mainly attributable to a downturn in the economy.  The difficult economic conditions affected the revenues of first quarter 2009 significantly.  During times of economic downturn, consumers tend to spend less on many of our products which are discretionary, such as cosmetics, organic products and health and nutritional supplements.

Cost of Revenue Cost of revenue decreased from $24,190,231, or approximately 81.8% of net revenues for the six month period ended June 30, 2008, to $18,874,297, or approximately 79.2% of net sales for the six month period ended June 30, 2009. The approximate 2.6% decrease in percentage corresponded with the decrease of our sales.

Gross Profit. Gross profit decreased approximately 8.1% from $5,383,866 for the six month period ended June 30, 2008 to $4,949,312 for the six month period ended June 30, 2009.  This decrease in gross profit corresponded with the decrease of our sales.  Management believes that consumers are more inclined to cut down on discretionary products during an economic recession such as cosmetics, health and organic products, which are also products with higher profit margins sold in our operations.

Selling Expenses. Selling expenses decreased approximately 8.2% from $1,724,373 for the six month period ended June 30, 2008 to $1,583,452 for the same period in 2009.  This decrease in selling expenses was mainly due to certain business cost-cutting efforts such as employee layoffs, reduction of utilities usage, cutback of office supplies and packaging of our supplies.

General and Administrative Expenses. General and administrative expenses were $1,113,315 for the six month period ended June 30, 2008, as compared to $1,521,874 for the six month period ended June 30, 2009, an increase of 36.7%.  This increase was largely due to an increase in auditing expenses.

Other Income.  Other income increased 36.6% from $572,122 for the six month period ended in 2008 compared to $781,757 in the same period in 2009.  We had a large interest expense for the three month period ended June 30, 2008 that we did not have for the three month period ended June 30, 2009.  The extra interest expense reduced our total other income for the three months ended June 30, 2008 compared to the same period in 2009.

Net Income. Net income decreased approximately 1.4% from a net income of $1,486,277 for the six month period ended June 30, 2008 to a net income of $1,464,791 for the six month period ended June 30, 2009. Such decrease in net income was mainly attributable to the decrease of sales due to a downturn in the economy and the increase in our auditing expenses.

Cost

Liquidity

Cash Flow

Net cash flow provided by operating activities was $1,020,888 for the six month period ended June 30, 2009 and $1,956,221 provided by operating activities for the six month period ended June 30, 2008.  For the six months ended June 30, 2009, the decrease in net cash flow provided by operating activities was mainly due to an increase in accounts payable in the approximate amount of $920,000.

                   The Company incurred cash outflow of $275,529 from investing activities during the six months ended June 30, 2009, as compared to cash outflow of $2,614,813 for the same period in 2008.  There were no investing activities in 2007 so the cash outflow from investing activities during the six months ended June 30, 2008 was highly skewed compared to the relative period ended June 30, 2009.

                   Net cash flow provided by financing activities decreased from $343,863 for the six months ended June 30, 2008 to $256,843 for the six months ended June 30, 2009.  The decrease was mainly due to the return of a loan in the approximate amount of $90,000.

Capital Resources

At June 30, 2009, we had cash and cash equivalents of $1,620,168, other current assets of $27,439,336 and current liabilities of $15,375,288. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months.

                  We currently have certain material commitments for capital expenditures due to the remodeling and construction of our offices and retail drugstores and the development of our ERP software.  The total capital expenditure budget for 2008 was $8.1 million, of which $1.17 million is still unpaid as of June 30, 2009.  Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to complete the projects. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

 Contractual Obligations and Off Balance-Sheet Arrangements

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at June 30, 2009.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$1,318,500	$-	$1,318,500	$-	$-
Other Indebtedness	$7,582,711	$3,547,007	$2,091,038	$1,944,665	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$3,025,964	$-	$2,799,267	$226,697	$-
Purchase Obligations	$5,944,014	$5,944,014	$-	$-	$-
Total Contractual Obligations:	$17,871,189	$9,491,021	$6,208,805	$2,171,362	$-

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2009, we had approximately $1,620,168 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“U.S. Dollars”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the six months ended June 30, 2009, we recorded a net foreign currency loss of $18,340 compared to a net foreign currency gain of $836,712 for the same period in 2008.

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

                   Under Allaudin Jinnah v. China Yongxin Pharmaceuticals, Inc., filed in Los Angeles Superior Court, Central Judicial District, on or about June 27, 2008, the Company is defending itself against claims for open account and intentional misrepresentation.  The Plaintiff is seeking past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff is also seeking 67,000 shares of the Company’s common stock. The Plaintiff has filed a motion to enforce the Company’s settlement to receive up to $50,000 judgment and 200,000 to 400,000 shares of the Company’s common stock.  The Company has indicated that they will contest this motion.

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

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: August 14, 2009	/s/ Yongxin Liu
Yongxin Liu
Chairman of the Board and Chief Executive Officer

/s/ Yongkui Liu
Yongkui Liu
Chief Financial Officer