Form 10-Q/A
period 2009-06-30
China Yongxin Pharmaceuticals Inc.
filed 2009-11-18
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

The registrant had 32,110,540 shares of common stock, par value $0.001 per share, outstanding as of August 4, 2009.

CHINA YONGXIN PHARMACEUTICALS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

INDEX

Explanatory Note

China Yongxin Pharmaceuticals Inc. (the “Company,” “we,” “us” or “our”) is amending its Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2009 (the “Quarterly Report”) previously filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2009. This amendment (the “Amended Report”) amends the Quarterly Report to restate the consolidated statements of income and one of the footnotes accompanying the financial statements, and to revise certain sections of the management’s discussion and analysis of financial condition and results of operations.  All other items and exhibits contained in the Form 10-Q as filed on August 14, 2009 remains unchanged.

This Amended Report does not include the entire Form 10-Q.  Except as otherwise expressly stated for the items amended herein, this Amended Report continues to speak as of the date of the Quarterly Report and has not been updated to reflect events that have occurred since the filing of the Quarterly Report.  Accordingly, this Amended Report should be read in conjunction with the Company’s other filings made with the Commission subsequent to the filing of the Quarterly Report.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net Revenues - restated 2009	$9,169,544	$14,580,500	$18,354,538	$29,574,097
Cost of Goods Sold - restated 2009	(6,450,957)	(11,723,541)	(13,405,227)	(24,190,231)
Gross profit	2,718,588	2,856,959	4,949,312	5,383,866

Operating Expenses:
Selling expenses	763,290	963,352	1,583,452	1,724,373
General and administrative expenses	767,160	587,915	1,521,874	1,113,315
Total operating expenses	1,530,449	1,551,267	3,105,325	2,837,688

Income From Operations	1,188,139	1,305,692	1,843,986	2,546,178

Other Income (Expense):
Other income	706,758	600,205	794,555	834,140
Other expense	(47,160)	103,634	(20,783)	(34,906)
Interest income (expense)	16,458	(225,005)	7,984	(227,112)
Total other income	676,057	478,834	781,757	572,122

Operating Income Before Income Tax and Non controlling Interest	1,864,196	1,784,526	2,625,743	3,118,300

Provision for income tax	(525,801)	(565,227)	(730,566)	(940,142)

Net Income Before Non controlling Interest	1,338,394	1,219,299	1,895,177	2,178,158

Non controlling interest	(297,801)	(500,378)	(430,386)	(691,881)

Net Income	1,040,594	718,921	1,464,791	1,486,277

Other Comprehensive Item:
Foreign exchange translation gain (loss)	(42,017)	294,872	(18,340)	836,712

Net Comprehensive Income	$998,577	$1,013,793	$1,446,451	$2,322,989

Earning per share
Basic	$0.03	$0.02	$0.05	$0.05
Diluted	$0.03	$0.02	$0.05	$0.05
Weighted average number of shares outstanding
Basic	31,148,219	31,116,845	31,095,623	31,079,138
Diluted	32,048,219	32,144,356	31,995,623	32,106,649

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.

NOTE 20 – SEGMENT INFORMATION - RESTATED

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

The ginseng products segment operated through Dingjian, processes and manufactures ginseng electuary, pellets and liquid extracts that are distributed by wholesalers and in retail drug stores.

The following table summarizes significant financial information by segment:

	6-30-2009	6-30-2008
	(Restated)
Revenues from unaffiliated customers:

Retail drug stores	$6,046,809	$5,766,180

Pharmaceutical medicine wholesales - restated	15,031,392	26,295,354

Unallocated	-	1,000

Revenues from inter-company sales	(2,723,663)	(2,488,437)

Consolidated Totals - restated	$18,354,538	$29,574,097

NOTE 23 – RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the six month periods ended June 30, 2009, the Company determined that revenues and cost of revenues were reported incorrectly due to a clerical error. Specifically, the net revenues and cost of goods sold were overstated by $5,469,070. The correction does not result in change of net income or earnings per share. Accordingly, the consolidated statements of income for the three months and six months ended June 30, 2009 have been restated to correct such error. The following summarizes the effects of such correction on the Company’s consolidated statements of income for the three months and six months ended June 30, 2009:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2009	2009	2009
	(Reported)	(Restated)	(Reported)	(Restated)

Net Revenues - restated	$14,638,615	$9,169,544	$23,823,609	$18,354,538
Cost of Goods Sold -
restated	(11,920,027)	(6,450,957)	(18,874,297)	(13,405,227)

Gross profit	$2,718,588	$2,718,588	$4,949,312	$4,949,312

Net Income	1,040,594	1,040,594	1,464,791	1,464,791

Earning per share
Basic & Diluted	$0.03	$0.03	$0.05	$0.05

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Three and Six Month Periods Ended June 30, 2009 and 2008.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$9,169,544	$14,580,500	$18,354,538	$29,574,097
Cost of Goods Sold	(6,450,957)	(11,723,541)	(13,405,227)	(24,190,231)
Gross profit	2,718,588	2,856,959	4,949,312	5,383,866

Operating Expenses:
Selling expenses	763,290	963,352	1,583,452	1,724,373
General and administrative	767,160	587,915	1,521,874	1,113,315
Total operating expenses	1,530,449	1,551,267	3,105,325	2,837,688

Income from operations	1,188,139	1,305,692	1,843,986	2,546,178

Other Income (Expense):
Other income	706,758	600,205	794,555	834,140
Other expense	(47,160)	103,634	(20,783)	(34,906)
Interest income (expense)	16,458	(225,005)	7,984	(227,112)
Total other income	676,057	478,834	781,757	572,122

Operating income before tax & non-controlling interest	1,864,196	1,784,526	2,625,743	3,118,300

Provision for income tax	(525,801)	(565,227)	(730,566)	(940,142)

Net income before non-controlling interest	1,338,394	1,219,299	1,895,177	2,178,158

Non-controlling interest	(297,801)	(500,378)	(430,386)	(691,881)

Net income	1,040,594	718,921	1,464,791	1,486,277

Other Comprehensive Item
Foreign exchange translation gain (loss)	(42,017)	294,872	(18,340)	836,712

Net Comprehensive Income	$998,577	$1,013,793	$1,446,451	$2,322,989

Earning per share
Basic	$0.03	$0.02	$0.05	$0.05
Diluted	$0.03	$0.02	$0.05	$0.05

Weighted average number of shares outstanding
Basic	31,148,219	31,116,845	31,095,623	31,079,138
Diluted	32,048,219	32,144,356	31,995,623	32,106,649

Comparison of Three Months Ended June 30, 2009 and 2008.

Net Revenues.  For the three month period ended June 30, 2009, our net revenues decreased approximately 37.1%, from $14,580,500 for the three month period ended June 30, 2008 compared to $9,169,544 for the same period ended June 30, 2009.  Our revenues for the three months ended September 30, 2009 are lower due to the transition of the Company’s sales strategy.  Due to the uncertainty of the direction of certain favorable national medical policies, we have reduced input into the wholesale sector of our business and we are shifting our focus to increase the retail sector of our business. The overall policy for our drug retail business has not changed.  The decrease of sales in our wholesale business is reflected in the decrease of our net revenues.  The Company will readjust its operations and sales strategy accordingly once the direction of such national medical policies becomes clear.

Cost of Revenue. Cost of revenue decreased from $11,723,541, or approximately 80.4% of net revenues for the three month period ended June 30, 2008, to $6,450,957, or approximately 70.4% of net sales for the three month period ended June 30, 2009. The approximate 10% decrease was due to the adjustment of our products structure with an increase of products with higher gross profit margin and a higher proportion of rebates received from our customers.

Gross Profit. Gross profit decreased approximately 5% from $2,856,959 for the three month period ended June 30, 2008 to $2,718,588 for the three month period ended June 30, 2009.  This slight decrease in gross profit corresponded with the decrease in our sales.  Management also believes that during times of economic downturn, consumers tend to spend less on many of our products which are discretionary, such as cosmetics, organic products and health and nutritional supplements.

Comparison of Six Months Ended June 30, 2009 and 2008.

Net Revenues. For the six month period ended June 30, 2009, our net revenues decreased approximately 38.0% from $29,574,097 for the six months ended June 30, 2008 to $18,354,538 for the same period ended June 30, 2009.  The decrease in our net revenues was mainly attributable to a downturn in the economy.  The difficult economic conditions affected the revenues of the first half of 2009 significantly.  During times of economic downturn, consumers tend to spend less on many of our products which are discretionary, such as cosmetics, organic products and health and nutritional supplements.  Due to the uncertainty of the direction of certain favorable national medical policies, the Company has reduced input into the wholesale sector of its business and is shifting its focus to increase the retail sector of its business. The overall policy for our drug retail business has not changed.  The decrease of sales in our wholesale business is also reflected in the decrease of our net revenues.  The Company will readjust its operations and sales strategy accordingly once the direction of such national medical policies becomes clear.

Cost of Revenue Cost of revenue decreased from $24,190,231, or approximately 81.8% of net revenues for the six month period ended June 30, 2008, to $13,405,227, or approximately 73.0% of net sales for the six month period ended June 30, 2009. The approximate 8.8% decrease in percentage was mainly attributable to the adjustment of our products structure with an increase of products with higher gross profit margin and a higher proportion of rebates received from our customers.

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

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: November 18, 2009	/s/ Yongxin Liu
Yongxin Liu
Chairman of the Board and Chief Executive Officer

/s/ Yongkui Liu
Yongkui Liu
Chief Financial Officer