Form 10-Q
period 2009-09-30
China Yongxin Pharmaceuticals Inc.
filed 2009-11-19
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The registrant had 35,448,925 shares of common stock, par value $0.001 per share, outstanding as of November 17, 2009.

CHINA YONGXIN PHARMACEUTICALS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

INDEX

Part I. Financial Information

Item 1. Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(UNAUDITED)

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets
As at September 30, 2009 and December 31, 2008	4

Unaudited Consolidated Statements of Income
For the three and nine month periods ended September 30, 2009 and 2008	5

Unaudited Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2009 and 2008	6

Notes to Unaudited Consolidated Financial Statements	7

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,371,842	$609,422
Accounts receivable, net	6,622,395	6,030,874
Notes receivable	3,074,753	1,334,078
Other receivable, net	2,823,356	356,573
Advances to suppliers	6,576,641	6,186,269
Prepaid expenses	-	345,686
Inventory, net	8,747,431	7,864,677
Total Current Assets	29,216,418	22,727,579

Property and Equipment, net	8,733,094	2,680,207

Construction In Progress	913,054	6,066,249

Intangible Assets, net	47,324	73,687
Total Assets	$38,909,890	$31,547,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,923,000	$3,255,148
Accrued expenses & other payable	4,496,232	2,412,067
Advances from customers	2,901,552	2,580,894
Tax payable	2,183,714	1,240,411
Loans to related parties	184,662	184,662
Short-term loans payable	1,439,578	1,967,185
Deferred income	305,340	273,753
Shares to be issued	47,000	35,000
Net liabilities of discontinued operations	628,837	628,837
Total Current Liabilities	17,109,915	12,577,957

Long term loan	1,320,300	1,320,390

Commitments and Contingency	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;5,000,000 shares issued and outstanding	5,000	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized;32,110,540 shares issued and outstanding as of September 30, 2009 and 31,400,540 shares issued and outstanding as of December 31, 2008	32,111	31,401
Additional paid in capital	719,536	615,906
Deferred consulting expense - issuance of warrants	(11,850)	(72,815)
Prepaid consulting - issuance of shares	(12,500)	(68,750)
Receivable from a related party	(50,000)	(50,000)
Statutory reserve	2,170,805	1,841,241
Other comprehensive income	1,685,247	1,684,649
Retained earnings	11,171,145	9,563,803
Non-controlling interest	4,770,180	4,098,940
Total Stockholders' Equity	20,479,675	17,649,375
Total Liabilities and Stockholders' Equity	$38,909,890	$31,547,722

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net Revenues	$10,844,786	$15,451,100	$29,199,325	$45,025,197
Cost of Goods Sold	(7,685,369)	(12,412,576)	(21,090,595)	(36,602,807)
Gross profit	3,159,417	3,038,524	8,108,730	8,422,390

Operating Expenses:
Selling expenses	912,094	858,038	2,495,546	2,582,411
General and administrative expenses	2,386,349	369,471	3,908,223	1,482,786
Total operating expenses	3,298,443	1,227,509	6,403,769	4,065,197

Income (Loss) From Operations	(139,026)	1,811,015	1,704,961	4,357,193

Other Income (Expense):
Other income	1,112,309	683,618	1,906,864	1,517,758
Other expense	(19,981)	(42,745)	(40,763)	(77,651)
Interest income (expense)	(6,919)	(55,845)	1,066	(282,957)
Total other income	1,085,409	585,028	1,867,166	1,157,150

Operating Income Before Income Tax and Non controlling Interest	946,383	2,396,043	3,572,127	5,514,343

Provision for income tax	(233,908)	(547,088)	(964,474)	(1,487,230)

Net Income Before Non controlling Interest	712,475	1,848,955	2,607,653	4,027,113

Non controlling interest	(240,362)	(191,894)	(670,747)	(883,775)

Net Income	472,113	1,657,061	1,936,906	3,143,338

Other Comprehensive Item:
Foreign exchange translation gain	18,938	26,258	598	862,970

Net Comprehensive Income	$491,051	$1,683,319	$1,937,504	$4,006,308

Earning per share
Basic	$0.01	$0.05	$0.06	$0.10
Diluted	$0.01	$0.05	$0.06	$0.10
Weighted average number of shares outstanding
Basic	31,667,062	31,291,845	31,288,904	31,150,819
Diluted	32,125,923	31,291,845	31,747,765	31,150,819

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,936,906	$3,143,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,238,933	-
Issuance of stocks and warrants for services	16,589	283,132
Depreciation and amortization	204,737	228,046
Stocks and warrants issued or to be issued for services	75,400	-
Amortization of prepaid & deferred consulting cost	141,565	-
Non-controlling interest	670,747	883,775
(Increase) / decrease in current assets:
Accounts receivable	(1,830,414)	(621,508)
Notes receivable	(1,739,460)	(1,429,375)
Other receivable	(2,464,957)	(506,881)
Advances to suppliers	(390,501)	1,684,069
Prepaid expenses	345,403	(13,633)
Inventory	(882,627)	(2,146,820)
Increase / (decrease) in current liabilities:
Accounts payable	1,484,728	(673,640)
Accrued expenses and other payable	2,455,696	544,957
Tax payable	942,517	1,575,559
Advances from customers	320,594	1,012,714
Deferred income	31,582	(251,873)
Total Adjustments	620,532	568,522
Net cash provided by operating activities	2,557,438	3,711,860

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, net	(1,078,011)	(4,451,714)
Contribution from minority shareholders	-	11,513
Net cash used in investing activities	(1,078,011)	(4,440,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of loan / (payment of loan) from non-related parties	(752,249)	297,481

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	727,178	(430,860)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	35,242	77,505

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	609,422	1,180,029

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,371,842	$826,674

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:	$126,707	$223,116
Interest paid	$21,158	$983
Income tax paid

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company") was incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. The Company through its Chinese subsidiaries is engaged in the wholesale distribution of pharmaceutical medicines and appliances, pharmacy retail drug stores and ginseng product sales.

On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the shareholders of Yongxin entered into a share exchange agreement (“Share Exchange Agreement”) with the Company. The Share Exchange Agreement was amended on June 15, 2007 (the “Amended Exchange Agreement”).

On November 16, 2007, Yongxin and the Company closed on the share exchange under the Amended Exchange Agreement. However, it was improperly documented in the Share Exchange Agreement, that the Yongxin shareholders and the Company agreed that the Yongxin shareholders sold and the Company acquired 100% of the equity interests of Yongxin.  On April 12, 2008, we entered into a second amendment to the Share Exchange Agreement (“Second Amended Exchange Agreement”) with Yongxin, effective November 16, 2007, to reflect that the Company in fact desired to acquire from the Yongxin shareholders, and Yongxin shareholders desired to sell to the Copmany, only 80% of the equity interest of Yongxin in exchange for the issuance by the Company of an aggregate of 21,000,000 shares of newly issued common stock and 5,000,000 shares of Series A Preferred Stock to the Yongxin shareholders and/or their designees. The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.

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

Yongxin was established in 1993. Yongxin is engaged in medicines wholesale and retail. Yongxin’s operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by now has developed 4 chains of “Meixin Yongxin”. As of September 30, 2009, Yongxin Drugstore has developed 20 retail chains drug stores in the name of Yongxin Drugstore which collectively cover 4,376 M2 of retail space throughout Changchun city in China. These drugstores sell over-the-counter western and traditional Chinese medicines and other medical-related products.

On March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin, established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868, in which the Company has the 90% ownership of the Jinyongxin Drugstore. Jinyongxin Drugstore is located in Tianjin City, China. As of September 30, 2009, Jinyongxin Drugstore has developed 22 retail chain drug stores with total retail space of 2,500 M2 throughout Tianjin City in China.

On May 15, 2007, Yongxin established Jilin Dingjian Natural Health Products Co., Ltd. (“Dingjian”) with an investment of $116,868 whereby the shareholders of the company have 90% ownership of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

On June 15 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. (“Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 in property and equipment, with an additional $80,000 payment for good will to be evenly paid by Yongxin over 30 months. Caoantang Drugstore is a wholly-owned subsidiary of Yongxin Drugstore. As of September 30, 2009, Caoantang Drugstore operates a chain of 31 retail drugstores that collectively cover 2,435 M2of retail space and selling over-the-counter western and traditional Chinese medicines and other medical-related products.

On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi.

TRANSLATION ADJUSTMENT

As of September 30, 2009, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC 830), “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

NON-CONTROLLING INTEREST

The Company owns 90% ownership interest in Jinyongxin Drugstore and Dingjian. The remaining 10% interest in each of the entities is owned by third parties. As at September 30, 2009, minority interest in Jinyongxin Drugstore and Dingjian amounted to $32,249 compared to $20,286 as at December 31, 2008. The Company acquired 80% of Yongxin.  The remaining 20% represents minority interest amounting to $4,737,931 as at September 30, 2009 compared to $4,078,654 as at December 31, 2008.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of September 30, 2009 and December 31, 2008, allowance for doubtful debts amounted to $1,372,350 and $112,452, respectively.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of September 30, 2009 and December 31, 2008, advance to suppliers amounted to $6,576,641 and $6,186,269, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (ASC 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104 (ASC 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 (ASC 825), Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement No. 123R (ASC 718), Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plan s under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. SFAS No. 128 (ASC 260) superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of Financial Accounting Standards No. 141R (SFAS No. 141R) (ASC 805), “Business Combinations”. Basic and diluted earning per share was $0.01 and $0.06 for the three and nine month periods ended September 30, 2009, respectively. Basic and diluted earning per share was $0.05 and $0.10 for the three and nine month periods ended September 30, 2008, respectively.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon its products and services (see Note 19).

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.
In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3 –OTHER RECEIVABLE

Other receivables as of September 30, 2009 and December 31, 2008, are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	September 30, 2009	December 31, 2008
Advance to employees	$52,961	$92,368
Advances to store employees	41,350	2,685
Advances to third parties	104,885	93,364
Rent receivable	79,218	79,223
Deposits	25,796	7,619
Sponsorship from customers	687,956	-
Others	794,112	81,314
Total	$2,823,356	$356,573

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of September 30, 2009 and December 31, 2008 comprised of the following:

	September 30, 2009	December 31, 2008
Prepaid rent	$-	$273,484
Other prepaid expenses	-	72,202
Total	$-	$345,686

NOTE 5 – INVENTORIES

As of September 30, 2009 and December 31, 2008, inventory consisted of the following:

	September 30, 2009	December 31, 2009
Raw Materials	$81,762	$342,832
Finished Goods	8,725,728	7,521,845
Total inventory	8,807,490	7,864,677
Reserve for obsolescence	(60,059)	-
Net inventory	$8,747,431	$7,864,677

NOTE 6 - PROPERTIES AND EQUIPMENT

As of September 30, 2009 and December 31, 2008 the property and equipment of the Company consisted of the following:

	September 30, 2009	December 31, 2008
Office furniture and fixtures	$922,165	$998,730
Vehicles	392,557	441,921
Buildings	8,459,550	2,085,988
Total property and equipment	9,774,272	3,526,639
Less: Accumulated depreciation	(1,041,178)	(846,432)
Net value of property and equipment	$8,733,094	$2,680,207

The Company had depreciation expense of $198,687 and $209,195 for the nine month periods ended September 30, 2009 and 2008.

NOTE 7   CONSTRUCTION IN PROGRESS & SOFTWARE DEVELOPMENT

As of September 30, 2009 and December 31, 2008, construction in progress, representing Infrastructures improvement and software development, amounted to $913,054 and $6,066,249, respectively.  The amount of capitalized interest included in construction in progress as of September 30, 2009 and December 31, 2008 is $ 122, 429 and $311,702, respectively.  The constructions were finished in end September and were transferred to fixed assets.

As of September 30, 2009 and December 31, 2008, the construction in progress of the Company consisted of the following:

	September 30, 2009	December 31, 2008
Infrastructures improvement	$-	$4,841,430
Capitalized interest	-	311,702
Total infrastructures improvement	-	5,754,547
Software development	913,054	913,117
Total construction in progress	$913,054	$6,066,249

NOTE 8-   INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, the intangible assets of the Company consisted of the following:

	September 30, 2009	December 31, 2008
Trade mark	$1,174	$1,174
Software	86,304	109,293
Total intangible assets	87,478	110,467
Less: Accumulated amortization	(40,154)	(36,780)
Net value of intangible assets	$47,324	$73,687

The amortization expense for the nine month periods ended September 30, 2009 and 2008 amounted to $6,050 and $18,851, respectively.

The amortization expenses for intangible assets for next five years after September 30, 2009 are as follows:

September 30, 2010	$19,905
September 30, 2011	19,211
September 30, 2012	8,208
Total	$47,324

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sale products for the Company.  Other payables and accrued expenses consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued compensation	$1,004,627	$998,824
Accrued rent expense	204,819	247,573
Accrued professional fees	654,506	60,806
Accrued litigation	1,359,906	311,685
Accrued interest	25,069	78,473
Accrued payable to other companies	1,066,944	435,135
Accrued education& employee funds	70,569	29,088
Other accrued expense	-	48,564
Accrued warrant expense	-	-
Sales agent deposits	109,792	84,668
Other payable	-	117,251
Total	$4,496,232	$2,412,067

NOTE 10 - ADVANCE FROM CUSTOMERS

The advances from customers amounted to $2,901,552 and $2,580,894, respectively as of September 30, 2009 and December 31, 2008, represent the deposits made by customers to purchase inventory from the Company.

NOTE 11 - DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified the 10% of sales that made through the healthcare program networks as deferred income as the collectability of the sales is uncertain. As of September 30, 2009 and December 31, 2008, the Company has deferred income of $305,340 and $273,753, respectively.

NOTE 12 - SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the Company issues shares, the amounts are classified as Common stock. As of September 30, 2009 the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005, and the amount is included in the accrued expenses.

During the nine month period ended September 30, 2009 the Company entered into an agreement with an investor relation firm for services. The term of the services is one year and the Company is obligated to issue 600,000 shares to the investor relation firms. As of September 30, 2009, only 300,000 shares were issued to the investor relation firm and the balance are still to be issued. The Company has recorded the fair market value of the 300,000 shares of $36,000 as shares to be issued. The unamortized portion of the fee of $24,000 has been recorded as a contra amount and netted out.

NOTE 13 -TAXES PAYABLE

Tax payable comprised of the following taxes as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
VAT	$4,561	$14,247
Business Tax	94,785	166,817
City Construction Tax	6,708	6,660
Education Tax	5,378	5,357
Income Tax	2,071,363	1,046,004
Others	919	1,326
Total	$2,183,714	$1,240,411

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the nine months periods ended September 30, 2009 and 2008:

	2009	2008
Current income tax expense
US Federal	-	-
US State	-	-
PRC current income tax expense	$964,474	$1,487,230
Total Provision for Income Tax	$964,474	$1,487,230

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2009	2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax - PRC	25%	25%
Exempt from income tax	-	-
Temporary difference	2%	2%
Tax expense at actual rate	27%	27%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $5,224,976, a reserve equal to the amount of deferred income taxes has been established at September 30, 2009.

People’s Republic of China (“PRC”)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%,

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of September 30, 2009 and 2008.

	2009	2008
Net taxable income	$5,495,268	$5,916,664
Income tax @ 27%	$964,474	$1,487,230

NOTE 14 - SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $1,439,578 as of September 30, 2009 and $1,967,185 as of December 31, 2008. The loans are secured by personal properties of a main shareholder of the Companies. The loans payable at September 30, 2009 comprised of the following:

	September 30, 2009	December 31, 2008
Loan payable to a non-related party, interest free, due by December 31, 2009	$88,020	$-

Loan payable to a non-related party, interest free, due by December 31, 2009	262,488	-

Loan payable to a non-related party, interest free, due by December 31, 2009		249,406

Loan payable to a non-related party, interest free, due by December 31, 2009		772,156

Loan payable to a non-related party, interest free, due by December 31, 2009		558,642

Loan payable to a non-related party, interest free, due by December 31, 2009	225,332	234,736

Loan payable to a non-related party, interest free, due by May 1, 2009		22,007

Loan payable to Jilin Bank, interest at 6.9% annually, due by January 22, 2010	733,500

Various loans, interest free, unsecured and due on demand	130,238	130,238

Total	$1,439,578	$1,967,185

NOTE 15 - LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $1,320,300 as of September 30, 2009 and $1,320,390 as of December 31, 2008. The loans are secured by personal properties of a significant shareholder of the Company. The loans payable at September 30, 2009 comprised of the following:

The following is the future payment schedule of the long term loan:

	September 30, 2009	December 31, 2008
Loan Payable to Runfeng Agriculture Credit Union, interest at 8.748% and 11.02% annually respectively, due by January 26, 2011	$1,320,300	$1,320,390

The following is the future payment schedule of the long term loan

Due January 26, 2011	$1,320,300	$1,320,300

NOTE 16   LOANS FROM RELATED PARTIES

As of September 30, 2009 and December 31, 2008, the loans from related parties were comprised of the following:

	September 30, 2009	December 31, 2008
Loans payable to officers, interest free, due on demand, and unsecured	$184,662	$184,662

Total	$184,662	$184,662

Interest expense was $0 and $6,321 for the nine month periods ended September 30, 2009 and 2008.

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

As of September 30, 2009 and December 31, 2008, the Company had 32,110,540 and 31,400,540 shares of common stock issued and outstanding, respectively.

During the nine month period ended September 30, 2009, the Company issued 10,000 shares for website designing services and 100,000 shares for legal services. The shares were valued at the fair market value of $9,900 and expensed during the nine month period ended September 30, 2009 in the accompanying consolidated financial statements.

During the nine month period ended September 30, 2009 the Company entered into a consulting agreement with an investor relation firm to provide investor relation and public relation services. The agreement is for a period of 1 year and the Company agreed to issue 300,000 shares of restricted common stock and 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to the investor relation firm. The Company valued the shares at the fair market value of $30,000 and expensed $17,500 during the nine month period ended September 30, 2009 in the consolidated financial statements.

During the nine month period ended September 30, 2009 the Company entered into a consulting agreement with an investor relation firm to provide investor relation and public relation services. The agreement is for a period of 1 year and the Company agreed to issue 600,000 shares of restricted common stock to the investor relation firm. The Company valued the shares at the fair market value of $72,000 and expensed $48,000 during the nine month period ended September 30, 2009 in the consolidated financial statements. As of September 30, 2009, 300,000 of such shares are still not issued and are included in the shares to be issued. The unamortized part of the fee has been netted out of the amount of shares to be issued.

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

NOTE 18 – WARRANTS

Following is a summary of the warrant activity for the period ended September 30, 2009:

Outstanding, December 31, 2008	2,022,080
Granted during the year	300,000-
Expired during the year	(472,080)
Exercised during the year	-
Outstanding, September 30, 2009	1,850,000

Following is a summary of the status of warrants outstanding at September 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value

$0.5 - $4	1,850,000	3.37	$1.01	1,850,000	362,500

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

The 300,000 warrants granted during the nine month period ended  September 30, 2009:

Risk-free interest rate	2.63%
Expected life of the warrants	5 years
Expected volatility	217%
Expected dividend yield	0

During the nine month period ended September 30, 2009 the Company  granted 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to an investor relation firm. The Black-Scholes fair market value of the warrants was $51,943. The Company recorded an expense of $30,300 during the nine month period ended September 30, 2009 in the consolidated financial statements for the warrants.

NOTE 19 – COMMITMENTS

Consulting agreements

On April 1, 2008, the Company signed a letter of engagement with Investor Relations International (“IRI”).  According to the terms of the agreement, IRI agreed to perform investor relations and financial communication services. The agreement was for a twelve-month period and the Company agreed to pay $10,000 per month to IRI, issue 250,000 shares of restricted common stock, and issue 300,000 warrants at an exercise price from $1.50 to $4.00 per share.  During the nine month period ended September 30, 2009, the Company expensed $141,566 in the consolidated financial statements.

During the nine month period ended September 30, 2009 the Company entered into a consulting agreement with an investor relation firm to provide investor relation and public relation services. The agreement is for a period of 1 year and the Company agreed to issue 600,000 shares of restricted common stock to the investor relation firm. The Company recorded an expense of $ 48,000 during the nine month period ended September 30, 2009 in the consolidated financial statements. As of September 30, 2009, 300,000 of such shares are still not issued and are included in the shares to be issued. The unamortized part of the fee has been netted out of the amount of shares to be issued.

On September 25, 2009, the board of the Company approved a private placement of their equity securities.  The Company will issue a total of 3,338,385 shares of our common stock, restricted in accordance with Rule 144, to 157 accredited investors, for total consideration of $467,369.  In addition, the Company will issue to the investors warrants to acquire another 3,338,385 shares of our common stock at $0.35 per share, exercisable for a period of three years.  The issuances were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, and all of the investors were accredited. As of September 30, 2009, the shares have not been issued.

Leases

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at September 30, 2009, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2010	$1,017,753
2011	911,218
2012	268,933
2013	60,753
2014	-
Total minimum lease payments	$2,258,657

The company sub-leases its building to an unrelated company.  The lease term is one year.  The company recognizes rent income on a straight-line basis over the term of the lease.

Legal proceedings:

On or about October 17, 2008, a former officer initiated an action in the Superior Court for the State of California, County of Los Angeles, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputes the claims and is diligently defending against them. The matter went to trial on or about November 2, 2009 and concluded as of November 9, 2009.  The case resulted in a judgment against the Company for $641,018. The Company has accrued $641,018 in the accompanying financial statements.

The Company was defending itself against claims for open account and intentional misrepresentation.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff also sought 67,000 shares of the Company’s common stock. The Plaintiff filed a motion to enforce the Company’s settlement to receive up to $50,000 judgment and 200,000 to 400,000 shares of the Company’s common stock.  At the hearing to enforce the settlement, the court entered judgment against the Company for $50,000 plus 200,000 shares of the Company’s common stock.  The court ordered the Company to issue an additional 200,000 shares of the Company’s common stock as collateral for the $50,000.  So far, the $50,000 has not been paid the shares have not been issued. The Company has accrued an aggregate sum of $127,397 for the cash to be paid and for the fair market value of the shares to be issued.

The Company was also involved in a legal proceeding filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit. On or about May 8, 2009, the Orange County Superior Court rendered a decision to enter a judgment of $219,000 against the Company. The Company has accrued $219,000 in the accompanying financial statements.

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

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items.  As of September 30, 2009, the retail drug store segment operated 73 retail stores with business area of 9,311 square meters in three cities in China.

The pharmaceutical medicine wholesales segment, operated through Yongxin, provides logistics wholesale distribution of over-the-counter and prescribed medicines to hospitals, clinics, medical institutions and retail drug stores.

The ginseng products segment operated through Dingjian provides processing and manufacturing ginseng electuary, pellets and liquid extracts that are distributed by wholesalers and sold in retail drug stores.

The following table summarizes significant financial information by segment:

	9-30-2009	9-30-2008
Revenues from unaffiliated customers
Retail drug stores	$10,295,688	$8,795,741
Pharmaceutical medicine wholesales	22,603,169	39,800,502
Unallocated		1,000
Revenues from inter-company sales	(3,699,532)	(3,572,046)
Consolidated Totals	$29,199,325	$45,025,197

Net income:
Retail drug stores	$1,185,445	$791,482
Pharmacy wholesales	2,069,823	3,709,393
Unallocated	(344,024)	(402,321)
Net income from inter-company	(303,591)	(71,441)
Consolidated Totals	$2,607,653	$4,027,113

Depreciation and amortization:
Retail drug stores	$109,037	$139,916
Pharmacy wholesales	95,700	86,595
Unallocated
Consolidated Totals	$204,737	$228,046

Capital expenditures:
Retail drug stores	$135,520	$789,133
Pharmacy wholesales	942,491	3,662,581
Consolidated Totals	$1,078,011	$4,451,714

Identifiable assets:
Retail drug stores	$9,058,930	$8,580,006
Pharmacy wholesales	29,850,960	22,461,560
Unallocated		8,258
Consolidated Totals	$38,909,890	$31,049,824

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

In accordance with the Chinese Company Law, the Company allocated 10% of its annual net income, amounting to $329,564 and $443,207 as statutory reserve for the nine month periods ended September 30, 2009 and 2008.

NOTE 22 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of Nutradyne, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as a discontinued operation.

Balance Sheet information for the discontinued subsidiaries of Nutradyne, SEA and Global as of September 30, 2009 is as follows:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company") and its subsidiaries.  This management's discussion and analysis of financial condition and results of operations for the three month and nine month periods ending September 30, 2009 and September 30, 2008 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.

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

                   On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”), a company organized in the People’s Republic of China (“China”) and all of the shareholders of Yongxin entered into a share exchange agreement (“Share Exchange Agreement”) with the Company. The Share Exchange Agreement was amended on June 15, 2007 (the “Amended Exchange Agreement”).  On November 16, 2007, Yongxin and the Company closed on the share exchange under the Amended Exchange Agreement.  However, it was improperly documented in the Share Exchange Agreement, that the Yongxin shareholders and the Company agreed that the Yongxin shareholders sold and the Company acquired 100% of the equity interests of Yongxin. On April 12, 2008, we entered into a second amendment to the Share Exchange Agreement (“Second Amended Exchange Agreement”) with Yongxin, effective November 16, 2007, to reflect that the Company in fact desired to acquire from the Yongxin shareholders, and Yongxin shareholders desired to sell to the Company, only 80% of the equity interest of Yongxin in exchange for the issuance by the Company of an aggregate of 21,000,000 shares of the Company's common stock and 5,000,000 shares of the Company's Series A Preferred Stock to the Yongxin shareholders and/or their designees.

                   The Series A Convertible Preferred Stock is convertible over a 3-year period, into up to 30 million shares of common stock. In particular, the holder of any shares of Series A Convertible Preferred Stock shall have the right, at its option, (i) at any time hereafter (except that upon any liquidation of the Company, the right of conversion shall terminate at the close of business on the business day fixed for payment of the amount distributable on the Series A Convertible Preferred Stock) to convert, any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on a six (6) for one (1) basis. No more than 1,666,666 shares of the Series A Convertible Preferred Stock may be converted in each of the three periods following issuance as detailed below. The conversion formula is conditioned on the Company earning no less than $3 million of net income in for the fiscal year ending December 31, 2007, $4 million of net income in the fiscal year ending December 31, 2008, and $5 million of net income in the fiscal year ending December 31, 2009. In the event that in any of the three fiscal years, the Company earns less than required net income amounts for conversion, then the conversion right shall be proportionately reduced by the amount of the shortfall below the required net income amount, with the "catch-up" right to convert additional shares to the extent that the net income exceeds $3 million, $4 million and $5 million, respectively, in each of the three consecutive years. In no event shall this conversion right allow for the conversion of the Series A Preferred Stock into more than 6 common shares for each share of Series A Preferred Stock over the course of the aforementioned three fiscal years. The net income requirements shall be based upon an audit of the revenues for each fiscal year. All conversions shall be made within 30 days of the completion of such audit.

                   For accounting purposes, the share exchange transaction has been accounted for as a reverse merger, since the stockholders of Yongxin own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company.  This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Yongxin acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. The historical financial statements are those of "Changchun Yongxin Dirui Medical Co, Inc. & Subsidiaries."

                   Yongxin was established in 1993. The Company’s operations are based in Changchun City, Jilin Province, China.

                   In 2004, Yongxin established Jilin Province Yongxin Chain Durgstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by now has developed 4 chains of “Meixin Yongxin.”  As of September 30, 2009, Yongxin Drugstore has developed a chain of 20 retail drug stores under the “Yongxin Drugstore” name which collectively cover 4,376 M2 of retail space throughout Changchun, the capital of Jilin Province in northeastern China. These drugstores sell over-the counter western and traditional Chinese medicines and other medical-related products.

                   On March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin, China, and established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jingyongxin Drugstore”) with an investment of $116,868, in which the Company has 90% ownership. As of September 30, 2009, Jinyongxin Drugstore has developed a 22-store retail chain with total retail space of 2,500 M2.

                    On May 15, 2007, Yongxin established Jilin Dingjian Natural & Health Products Co., Ltd. (“Dingjian”) with an investment of $116,868 whereby the shareholders of the company have 90% ownership of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

                   On June 15 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. (“Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921in property and equipment, with an additional $80,076 payment for goodwill to be evenly paid by Yongxin over 30 months. Caoantang Drugstore is a wholly-owned subsidiary of Yongxin Drugstore. As of September 30, 2009, Caoantang Drugstore operates a chain of 31 retail drugstores that collectively cover 2,435 M2 of retail space and selling over-the counter western and traditional Chinese medicines and other medical-related products.

                   On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

2009 Overview

The current general economic recession may affect our operations since many of our products are discretionary and we depend to a significant extent upon a number of factors relating to discretionary consumer spending in China. During times of economic downturn, consumers tend to spend less on many of our products, including cosmetics, organic products and health and nutritional supplements.

Previously, management believed that the government will pass certain favorable medical policies (“National Medical Policy”) in the second half of 2009 which will extend medical insurance coverage to people who live in the rural area or countryside of China, which covers approximately 40% of the Chinese population. Management believes the passage of the National Medical Policy will highly benefit our sales and operations.  However, the National Medical Policy has not been passed so far and its direction is unclear.  Due to the uncertainty of the direction of the National Medical Policy, the Company decided to make certain changes to the operation of its business in the second half of 2009 which included shifting its focus from the wholesale sector to the retail sector of its business.   The Company will readjust its operations and sales strategy accordingly once the direction of the National Medical Policy becomes clear.

Since last year, the Company has added products with higher profit margins to our operations to increase our gross profit, such products including cosmetics and certain health and organic products.  Management believes that the addition of such products will increase our overall gross profit in 2009 and the next few years.  Management believes that our sales and gross profit margins will improve with better economic conditions in 2010.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Yuan Renminbi.

Translation Adjustment

As of September 30, 2009, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC 830), “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity.

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

Non-controlling interest

The Company owns 90% ownership interest in Jingyongxin Drugstore and Dingjian. The remaining 10% interest in each of the entities is owned by third parties. As at September 30, 2009, minority interest in Jingyongxin Drugstore and Dingjian amounted to $32,249 compared to $20,286 as at December 31, 2008. The Company acquired 80% of Yongxin.  The remaining 20% represents minority interest amounting to $4,737,931 as at September 30, 2009 compared to $4,078,654 as at December 31, 2008.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (ASC 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104 (ASC 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 (ASC 825), “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”) (ASC 718), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plan s under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

 Results of Operations

Comparison of Three and Nine Month Periods Ended September 30, 2009 and 2008.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$10,844,786	$15,451,100	$29,199,325	$45,025,197
Cost of Goods Sold	(7,685,369)	(12,412,576)	(21,090,595)	(36,602,807)
Gross profit	3,159,417	3,038,524	8,108,730	8,422,390

Operating Expenses:
Selling expenses	912,094	858,038	2,495,546	2,582,411
General and administrative	2,386,349	369,471	3,908,223	1,482,786
Total operating expenses	3,298,443	1,227,509	6,403,769	4,065,197

Income (loss) from operations	(139,026)	1,811,015	1,704,961	4,357,193

Other Income (Expense):
Other income	1,112,309	683,618	1,906,864	1,517,758
Other expense	(19,981)	(42,745)	(40,763)	(77,651)
Interest income (expense)	(6,919)	(55,845)	1,066	(282,957)
Total other income	1,085,409	585,028	1,867,166	1,157,150

Operating income before income tax & non-controlling interest	946,383	2,396,043	3,572,127	5,514,343

Provision for income tax	(233,908)	(547,088)	(964,474)	(1,487,230)

Net income before non-controlling interest	712,475	1,848,955	2,607,653	4,027,113

Non-controlling interest	(240,362)	(191,894)	(670,747)	(883,775)

Net income	472,113	1,657,061	1,936,906	3,143,338

Other Comprehensive Item
Foreign exchange translation gain	18,938	26,258	598	862,970

Net Comprehensive Income	491,051	1,683,319	1,937,504	4,006,308

Earning per share
Basic	0.01	0.05	0.06	0.10
Diluted	0.01	0.05	0.06	0.10

Weighted average number of shares outstanding
Basic	31,667,062	31,291,845	31,288,904	31,150,819
Diluted	32,125,923	31,291,845	31,747,765	31,150,819

Comparison of Three Months Ended September 30, 2009 and 2008.

Net Revenues.  For the three month period ended September 30, 2009, our net revenues decreased approximately 29.8% from $15,451,100 for the three month period ended September 30, 2008 compared to $10,844,786 for the same period ended September 30, 2009.  Our revenues for the three months ended September 30, 2009 are lower due to the transition of the Company’s sales strategy.  Due to the uncertainty of the direction of the National Medical Policy, as described in the 2009 overview of our business, we have reduced input into the wholesale sector of our business and we are shifting our focus to increase the retail sector of our business. The overall policy for our drug retail business has not changed.  The decrease of sales in our wholesale business is reflected in the decrease of our net revenues.  The Company will readjust its operations and sales strategy accordingly once the direction of the National Medical Policy becomes clear.

Cost of Goods Sold. Cost of goods sold, which consists of raw materials, direct labor, and manufacturing overhead, was $12,412,576, or approximately 80.3% of net revenues for the three month period ended September 30, 2008, as compared to $7,685,369, or approximately 70.9% of net revenues for the same period in 2009. The approximate 9.4% decrease in percentage corresponded with the substantial decrease of our sales revenues.

Gross Profit. Our gross profit increased 4.0% from $3,038,524 for the three month period ended September 30, 2008, as compared to $3,159,418 for the same period ended September 30, 2009.  This increase in gross profit is due to the adjustment of our products structure with an increase of products with higher gross profit margins.  Our gross profit margin has improved from 19.7% in 2008 to 29.1% in 2009.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges and salaries, increased approximately 6.3% from $858,038 for the three month period ended September 30, 2008 to $912,094 or for the same period in 2009.  The increase in selling expenses was mainly attributable to cost of opening two new retail stores.

General and Administrative Expenses. General and administrative expenses were $369,471 for the three month period ended September 30, 2008, as compared to $2,386,349 for the three month period ended September 30, 2009, an increase of 545.9%.  This substantial increase was primarily due to the increase of allowance for doubtful account for accounts receivable, increase in accrued litigation fees, increase in salaries from hiring additional employees to operate our new retail stores and an increase in auditing expenses.

Other Income.  Other income increased 85.5% from $585,028 for the three month period ended September 30, 2008 compared to $1,085,409 for the same period in 2009.  Our other income for the three months ended September 30, 2009 was substantial higher due to higher sponsorship and rebates received from our customers and suppliers due to the anniversary celebration of some of our retail stores as well as the wholesale sector of the Company.

Net Income. Net income decreased 71.5% from a net income of $1,657,061 for the three month period ended September 30, 2008 to a net income of $472,113 for the three month period ended September 30, 2009.  Such decrease in net income was mainly attributable to the increase of allowance for doubtful acount for acounts receivable, increase in accrued litigation fees, a different collection method utilized this year to collect sponsorships, new product entrance fees and rebates from our customers and suppliers. In the past, we collected sponsorships and rebates from customers and suppliers on an annual basis at the end of third quarter.  However, we started to collect these fees on a quarterly basis starting this year, which caused a decrease in our overall net income for the three months ended September 30, 2009.

Comparison of Nine Months Ended September 30, 2009 and 2008.

Net Revenues. For the nine month period ended September 30, 2009, our net revenues decreased approximately 35.1% from $45,025,197 for the nine months ended September 30, 2008 to $29,199,325 for the same period ended September 30, 2009.  The decrease in our net revenues was attributable to a downturn in the economy.  The difficult economic conditions affected our revenues in the first half of 2009 significantly.  During times of economic downturn, consumers tend to spend less on many of our products which are discretionary, such as cosmetics, organic products and health and nutritional supplements.  Our revenues for the nine months ended September 30, 2009 are also lower due to the transition of the Company’s sales strategy.  Due to the uncertainty of the direction of the National Medical Policy, as described in the 2009 overview of our business, the Company has reduced input into the wholesale sector of its business and is shifting its focus to increase the retail sector of its business. The overall policy for our drug retail business has not changed.  The decrease of sales in our wholesale business is also reflected in the decrease of our net revenues.  The Company will readjust its operations and sales strategy accordingly once the direction of the National Medical Policy becomes clear.

Cost of Goods Sold. Cost of goods sold, which consist of raw materials, direct labor, and manufacturing overhead, decreased from $36,602,807, or approximately 81.3% of net revenues for the nine month period ended September 30, 2008, to $21,090,595, or approximately 72.2% of net sales for the nine month period ended September 30, 2009. The approximate 9.1% decrease in percentage corresponded with the decrease of our sales revenues.

Gross Profit. Gross profit decreased approximately 3.7% from $8,422,390 for the nine month period ended September 30, 2008 to $8,108,729 for the nine month period ended September 30, 2009.  This decrease in gross profit corresponded with the decrease of our sales.  Management believes that consumers are more inclined to cut down on discretionary products during an economic recession such as cosmetics, health and organic products.  Even though our gross profit decreased slightly for the nine months ended September 30, 2009 compared to the same period in 2008, our gross profit margin actually improved from 18.7% for the nine months ended September 30, 2008 compared with 27.8% for the same period in 2009.  This increase in gross profit margin is due to the adjustment of our products structure with an increase of products with higher gross profit margins.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges and salaries, decreased approximately 3.4% from $2,582,411 for the nine month period ended September 30, 2008 to $2,495,546 for the same period in 2009.  This decrease in selling expenses was mainly due to certain business cost-cutting efforts such as reduction of utilities usage, cutback of office supplies and packaging of our supplies.

General and Administrative Expenses. General and administrative expenses were $1,482,786 for the nine month period ended September 30, 2008, as compared to $3,908,223 for the nine month period ended September 30, 2009, an increase of 163.6%.  This increase was largely due to an increase in allowance for doubtful accounts for accounts receivable and increase in accrued litigation fees.

Other Income.  Other income increased 25.6% from $1,157,150 for the nine month period ended September 30, 2008 compared to $1,906,864 in the same period in 2009.  The increase in other income was mainly attributable to higher sponsorship and rebates received from our customers and suppliers due to the anniversary celebration of some of our retail stores as well as our wholesale business.

Net Income. Net income decreased 38.4% from a net income of $3,143,338 for the nine month period ended September 30, 2008 to a net income of $1,936,906 for the nine month period ended September 30, 2009.  Such decrease in net income was mainly attributable to the decrease of sales due to a downturn in the economy and the increase in allowance for doubtful accounts for accounts receivable.

Liquidity

Cash Flow

Net cash flow provided by operating activities was $2,557,438 for the nine month period ended September 30, 2009 and $3,711,860 provided by operating activities for the nine month period ended September 30, 2008.  For the nine months ended September 30, 2009, the decrease in net cash flow provided by operating activities was mainly due to an increase of inventory.

                The Company incurred cash outflow of $1,078,011 from investing activities during the nine months ended September 30, 2009, as compared to cash outflow of $4,440,201 for the same period in 2008.  For the nine months ended September 30, 2009, the net cash outflow for investing activities decreased substantially because we spent less on the remodeling and construction of our offices and retail drugstores and the development of our ERP software.

                Net cash flow provided by financing activities decreased from $297,481 for the nine months ended September 30, 2008 to a net cash flow of $752,249 used in financing activities for the nine months ended September 30, 2009.  The decrease was mainly due to the return of a loan in the approximate amount of $454,768.

Capital Resources

At September 30, 2009, we had cash and cash equivalents of $1,371,842, other current assets of $29,216,418 and current liabilities of $17,109,915. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months.

                  We currently have certain material commitments for capital expenditures due to the remodeling and construction of our offices and retail drugstores and the development of our ERP software.  The total capital expenditure budget for 2008 was $8.1 million, of which $1.39 million is still unpaid as of September 30, 2009.  Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to complete the projects. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

 Contractual Obligations and Off Balance-Sheet Arrangements

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at September 30, 2009.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$2,053,800	$733,500	$1,320,300	$-	$-
Other Indebtedness	$350,508	$350,508	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$3,220,705	$1,022,801	$2,197,904	$-	$-
Purchase Obligations	$4,133,454	$4,133,454	$-	$-	$-
Total Contractual Obligations:	$9,758,467	$6,240,263	$3,518,204	$-	$-

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2009, we had approximately $1,371,842 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“U.S. Dollars”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the nine months ended September 30, 2009, we recorded a net foreign currency gain of $598 compared to a net foreign currency gain of $862,970 for the same period in 2008.

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

Part II. Other Information

Item 1. Legal Proceedings

On or about October 17, 2008, in a case called Craig Nagasugi v. Digital Learning Management Corporation, et al., a former officer initiated an action in Los Angeles Superior Court, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputed the claims and diligently defended against them. The matter went to trial on or about November 2, 2009 and concluded as of November 9, 2009.  The case resulted in a judgment against the Company for $641,018.

                Under Allaudin Jinnah v. China Yongxin Pharmaceuticals, Inc., filed in Los Angeles Superior Court, Central District, on or about June 27, 2008, the Company was defending itself against claims for open account and intentional misrepresentation.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff also sought 67,000 shares of the Company’s common stock. The Plaintiff filed a motion to enforce the Company’s settlement to receive up to $50,000 judgment and 200,000 to 400,000 shares of the Company’s common stock.  At the hearing to enforce the settlement, the court entered judgment against the Company for $50,000 plus 200,000 shares of the Company’s common stock.  The court ordered the Company to issue an additional 200,000 shares of the Company’s common stock as collateral for the $50,000.  So far, the $50,000 has not been paid and the shares have not been issued.

                The Company was also involved in a legal proceeding called Wells Fargo Bank. N.A.. v. Software Education for America Inc. filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  On May 8, 2009, the Orange County Superior Court rendered a decision to enter a judgment of $219,000 against the Company.  So far, the judgment has not been paid.

Under Adnan Mann v. China Yongxin Pharmaceuticals, Inc., on or about March 10, 2009, a former employee filed claims for unpaid wages and penalties under the California Labor Code and applicable Industrial Wage Orders. On July 10, 2009, the Company filed an Answer to the Complaint denying liability.  This matter is presently in the discovery stage and trial has been set for May 10, 2010.

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

WE MAY NOT BE ABLE TO ACHIEVE THE FULL EXTENT OF THE BENEFITS WE EXPECT FROM THE SHARE EXCHANGE.

                 On April 12, 2008, we entered into the Second Amended Exchange Agreement to the Share Exchange Agreement with Yongxin, effective November 16, 2007, and all of the shareholders of Yongxin, pursuant to which we agreed to acquire 80% of the issued and outstanding equity interest of Yongxin in exchange for shares of our common stock. On November 16, 2007, the Share Exchange closed, Yongxin became our 80%-owned subsidiary and we assumed the business operations Yongxin. We also have a new Board of Directors and management consisting of persons from Yongxin and changed our corporate name from "Digital Learning Management Corporation" to "Nutradyne Group, Inc."

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Reference is made to the Current Report on Form 8-K filed with the Securities Exchange Commission on September 30, 2009.

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

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: November 19, 2009	/s/ Yongxin Liu
Yongxin Liu
Chairman of the Board and Chief Executive Officer

/s/ Yongkui Liu
Yongkui Liu
Chief Financial Officer