Form 10-K
period 2009-12-31
China Yongxin Pharmaceuticals Inc.
filed 2010-03-30
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Common Stock, $.001 par value

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1.7 million as of June 30, 2009.

There were 57,348,923 shares outstanding of registrant's common stock, par value $0.001 per share, as of March 10, 2010. The shares of the registrant's common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The information contained in this annual report on Form 10-K (“Form 10-K”), includes some statements that are not purely historical and that are "forward-looking statements." Such forward-looking statements include, but are not limited to, statements regarding our company's and our management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the share exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

        The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	The market acceptance of the products we sell;
•	Problems that we may face in marketing and distributing the products we sell;
•	Errors in business planning attributable to insufficient market size or segmentation data;
•	Exposure to product liability and defect claims;
•	Changes in the laws of the People's Republic of China that affect our operations;
•	Any recurrence of health epidemics and other outbreaks;
•	Our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business;
•	Development of a public trading market for our securities;
•	Our inability to raise additional capital when needed;
•	Problems with important suppliers and strategic business partners;
•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•
The other factors referenced in this Prospectus, including, without limitation, under the sections entitled "Risk Factors," "Financial Information," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business."

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

PART I

Item 1. BUSINESS

         With respect to this discussion, the terms, "we," "us," "our," and "Company" refer to China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation) (the “Company"), and its 80%-owned subsidiary, Changchun Yongxin Dirui Medical Co., Ltd., a company organized under the laws of the PRC ("Yongxin"), and (i) Yongxin's wholly-owned subsidiary Jilin Province Yongxin Chain Drugstore Ltd., a company organized under the laws of the PRC (“Yongxin Drugstore”); (ii) Yongxin Drugstore's 90%-owned subsidiary, Tianjin Jingyongxin Chain Drugstore Ltd., a company organized under the laws of the PRC (“Jingyongxin Drugstore”); and (iii) Yongxin Drugstore's wholly-owned subsidiary, Baishan Caoantang Chain Drugstore Ltd., a company organized under the laws of the PRC (“Caoantang Drugstore”).

          Through our Chinese subsidiaries, we are engaged in the wholesale distribution of pharmaceuticals and medical-related products, and the sale and distribution of pharmaceuticals, health and beauty products, ginseng and herbal supplements, and other healthcare products through retail operations in the PRC. Our corporate headquarters are located in City of Industry, California, but the Company’s distribution operations are based in Changchun City, Jilin Province, PRC.   Substantially all of our employees are located in China.  At December 31, 2009, we had approximately 673 full time employees, with 90 employees holding pharmaceutical licenses, and 87 of such licensed pharmacists working at our retail drugstores.  Our business mainly operates in two segments: (i) the wholesale of pharmaceuticals and other medical-related products and (ii) the operation of retail drugstores.

HISTORY AND CORPORATE STRUCTURE

The Company was originally incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote.  On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the stockholders of Yongxin entered into a share exchange transaction with the Company.  On April 12, 2008, we entered into a second amended Share Exchange Agreement with Yongxin, effective November 16, 2007, in which the Company acquired from the original Yongxin stockholders, and Yongxin stockholders transferred to the Company, 80% of the equity interest of Yongxin in exchange for the issuance by the Company of an aggregate of 21,000,000 shares of newly issued common stock and 5,000,000 shares of Series A Convertible Preferred Stock to the original Yongxin stockholders and/or their designees (the “Share Exchange Transaction”).  The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.  For accounting purposes, this Share Exchange Transaction was accounted for as a reverse merger, since the original stockholders of Yongxin became the owners of a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company.  In connection with the Share Exchange Transaction, we changed our name to “Nutradyne Group Inc.”

Yongxin was originally established in 1993.  Yongxin’s business operations consist of wholesale and retail sales of pharmaceuticals, medical equipment and other medical-related products.  Yongxin’s operations are based in Changchun City, Jilin Province, China. In 2004, Yongxin established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop a customer-terminal network market.  In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by then had developed 4 chains of “Meixin Yongxin.”  As of March 3, 2010, Yongxin Drugstore has developed 21 retail chains drug stores in the name of Yongxin Drugstore which collectively cover 3,373 M2 of retail space throughout Changchun city in China.  These drugstores sell over-the-counter western and traditional Chinese medicines and other medical-related products.

On March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin and established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868, in which the Company has 90% ownership of Jinyongxin Drugstore.  Jinyongxin Drugstore is located in Tianjin City, China.  As of March 3, 2010, Jinyongxin Drugstore has developed 26 retail chain drug stores with total retail space of 3,657 M2 throughout Tianjin City in China.

On May 15, 2007, Yongxin established Jilin Dingjian Natural Health Products Co., Ltd. (“Dingjian”) with an investment of $116,868 whereby Yongxin acquired a 90% ownership interest in Dingjian.  The other 10% of Dingjian was held by an individual named Jianwei Chen.  Dingjian was formed under laws of the People’s Republic of China and is located in Changchun City, Jilin Province. Dingjian’s products include ginseng products, flower-flavored tea, rare raw medicine materials and local specialty products. On November 21, 2009, Yongxin disposed of its entire ownership interest in Dingjian pursuant to an Equity Transfer Agreement (the “Agreement”) with Sun Shi Wei, an individual.  Pursuant to the Agreement, Yongxin transferred its 90% ownership interest in Dingjian to Sun Shi Wei.  No other consideration was exchanged.  As of the date of this Form 10-K, Yongxin holds no ownership interest in Dingjian, and is not subject to any of its liabilities.

On June 15, 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. (“Caoantang Drugstore”) with a total investment of $408,430.  Caoantang Drugstore is a wholly-owned subsidiary of Yongxin Drugstore.  As of March 3, 2010, Caoantang Drugstore operates a chain of 32 retail drugstores that collectively cover 2,804 M2of retail space and sells over-the-counter western and traditional Chinese medicines and other medical-related products.

On May 5, 2008, the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

On March 9, 2009, the Company formally launched its Electronic Diagnosis System (the “System”), which enables its customers to remotely receive a medical diagnosis and conveniently purchase prescription drugs at the store.  To date, the Company has installed 20 Systems in its Yongxin chain drugstores, all located in Changchun, Jilin Province, China.

Since the beginning of 2009, the Company has also signed 12 exclusive distribution agreements within the Jilin province with several well known pharmaceutical manufacturers including Tianjin Smith Kline & French Laboratones Ltd.  As of March 3, 2010, Yongxin has exclusive distribution rights for approximately 96 drugs in Jilin province.  This portfolio is a key component of its long term growth strategy to leverage the large distribution center and channels established to drive incremental future revenue growth.  These agreements are typically one year in duration and renewable.

On March 1, 2010, the Company sold its digital e-learning business including its wholly-owned subsidiary, Digital Learning Institute Inc., a Delaware corporation (“Digital Learning”); and (i) Digital Learning’s wholly-owned subsidiary Software Education of America, Inc., a California corporation; (ii) Digital Learning’s wholly-owned subsidiary McKinley Educational Services, Inc., a California corporation; (iii) Digital Learning’s wholly-owned subsidiary Digital Knowledge Works, Inc., a Delaware corporation; and (iv) Digital Learning’s wholly-owned subsidiary Coursemate, Inc., a California corporation (referred to collectively herein as the "Digital E-learning Business"). The Digital E-learning Business constituted a minimal portion of our overall business and it has been our intention to divest ourselves of the Digital E-learning Business to focus on the pharmaceutical segment of our business.

The following diagram illustrates our corporate structure as of the date of this Form 10-K:

IMPORTANT DISCLOSURES REGARDING OUR CORPORATE STRUCTURE

The Company owns not all, but eighty percent (80%) of the outstanding equity interest of Yongxin, a corporate entity organized and existing under the laws of the PRC, which is a holding company for all other subsidiaries of the Company.  Yongxin Liu and Yongkui Liu individually own 11% and 9% of Yongxin, respectively.  On May 13, 2007, Yongxin Liu, Yongkui Liu and the Company entered into an Equity Cooperative Joint Venture Contract dated May 13, 2007, pursuant to which Yongxin became an 80% subsidiary and a “joint venture” under PRC law.  At the time of formation, the parties sought to form a joint venture as opposed to a wholly foreign owned entity (or WFOE), due to certain PRC laws which made it advantageous for the Company, a pharmaceutical business, to be constituted and classified as a joint venture.  Yongxin was granted a business license by the Administration for Industry and Commerce of Changchun City on September 14, 2007, which recognized and deemed it to be an equity joint venture, with 80% foreign ownership and 20% domestic (PRC) ownership.   Yongxin also received recognition from, and was registered as an equity joint venture, by the Jilin Branch of the State Administration of Foreign Exchange (SAFE) on September 20, 2007.   Yongxin received MOFCOM certification pursuant to the PRC’s Regulation for Mergers with and Acquisitions of Domestic Enterprises by Foreign Investors and other relevant laws on September 8, 2006.

As a result of the corporate structure described above, we note several important implications:

•
The Company may not be able to exercise absolute control over Yongxin, because it is not a 100% equityholder of Yongxin.  The minority shareholders, Yongxin Liu and Yonkui Liu, may hold certain minority rights under PRC corporate law and pursuant to the equity joint venture agreement, with respect to the control and governance of Yongxin.   Specifically, Yongxin Liu and Yongkui Liu have the right to jointly appoint a director and the Company has the right to appoint two directors.   Also, under the equity joint venture agreement, Mr. Yongxin Liu has a contractual right to appoint the General Manager of Yongxin.

•
Since Yongxin Liu is also the Chief Executive Officer and Chairman of the Company and Yongkui Liu is also the Vice President and former Chief Financial Officer and director of the Company, this may give rise to a conflict of interest with the Company and the Company’s shareholders.  While the Company is not aware of any present situation which involves a conflict of interest, in the future, a conflict of interest may arise from the fact that Yongxin Liu and Yongkui Liu are executive officers of the Company, and are also minority equityholders of Yongxin.  If there should ever be a divergence of interest of the minority equityholders on the one hand, and the Company on the other hand, Mr. Yongxin Liu and Yongkui Liu would have incentives to act to protect their minority interests in Yongxin vis-à-vis the majority controlling interest of the Company.

•
Although the Company consolidates the financial results of Yongxin and its subsidiaries for financial reporting purposes, the Company will not receive 100% of the economic benefit of the income and assets of Yongxin, and in most cases the Company will receive only 80% of such economic benefit.  For example, if Yongxin were to distribute accumulated earnings or assets, 20% of such distributed assets would be paid to the minority equity holders, and 80% would be paid to the Company.

•
For financial reporting purposes, the Company also accounts for the 20% interest as a non-controlling interest, which has the effect of lowering reported earnings per share (as compared to a scenario in which the Company owns 100% of Yongxin).

Please also review our risk factors for a discussion of these and other factors for your consideration.

INDUSTRY

China represents one of the world's largest pharmaceutical markets. With its population of over one billion people and a rapidly growing economy, China presents significant potential for the pharmaceutical and retail drugstore industry. The rise in disposable income of many Chinese residents has resulted in greater demand and affordability of prescription and over-the-counter medicines and other personal care products. The increasing population of people over 65 in China has resulted in a stronger demand for medicines and other healthcare-related products, because this demographic spends more money on these products than younger people, on average. As living standards across China improve and the Chinese population continues to age, we expect the demand for healthcare-related products to continue to rise.  The PRC government has also recently attempted to regulate the pharmaceutical industry by enacting a series of regulatory measures that are expected to favor non-hospital drugstores more than hospital pharmacies.

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

The Chinese government owns and operates most of the hospitals throughout China.  The hospitals purchase their supplies of healthcare-related products from wholesalers and distributors. A hospital's decision to purchase individual products is typically based on a number of factors, and is sometimes affected in part by corrupt practices, such as illegal kickbacks.  Recently, the PRC government has stepped-up its efforts to combat corrupt practices, such as amending its criminal code in 2006 to increase the penalties for corrupt business practices.  We expect the increased enforcement of such anti-corruption practices will create growth opportunities for the Company as we can compete for business from hospitals on fair and equal terms with other suppliers. The PRC Ministry of Health proposed regulations in March 2007 to require hospitals to permit prescriptions to be filled at non-hospital pharmacies, which we also expect will increase sales of prescription medications at our retail drugstores.

Additionally, reimbursement is available for sales of certain medicines by authorized pharmacies to participants in the PRC national medical insurance program.  The provincial and municipal authorities responsible for the administration of the social medical insurance funds to cover such reimbursements have gradually increased funding in recent years.  We expect the funding to increase significantly in the future, which should help boost our sales of products eligible for such reimbursements.

RECENT DEVELOPMENTS

The current economic conditions may affect our operations since many of our products are discretionary and we depend to a significant extent upon a number of factors relating to discretionary consumer spending in China. During economic downturns, consumers tend to spend less on many of our products, including cosmetics, organic products and health and nutritional supplements.

Previously, management believed that the government would pass certain favorable medical policies (“National Medical Policy”) in the second half of 2009 to extend medical insurance coverage to people who live in the rural areas or countryside of China, which covers approximately 40% of the Chinese population. Management believes the passage of the National Medical Policy would be highly beneficial to our sales and operations.  However, the National Medical Policy has not been passed as of the date of the filing of this Form 10-K, and it is unclear whether this policy will be passed in the near future, if at all.  Due to the uncertainty of the direction of the National Medical Policy, the Company decided to make certain changes to the operation of its business in the second half of 2009, including shifting its focus from the wholesale sector to the retail sector of its business.   The Company will readjust its operations and sales strategy accordingly once the status of the National Medical Policy becomes clear.

Since last year, the Company has added products with higher profit margins to our operations to increase our gross profit, including cosmetics and certain health and nutritional products such as vitamins and supplements.  Management believes that the addition of such products has increased our overall gross profit in 2009 and will increase our gross profit margin for the next few years.

MARKET FOCUS

Our business operates in two segments: the wholesale distribution of pharmaceuticals and other pharmacy-related products and the operation of retail drugstores. Prior to November 2009, we operated another business known as Dingjian which cultivated and processed ginseng. However, we transferred our ownership with all of its assets and liabilities to an individual pursuant to an Equity Transfer Agreement dated November 21, 2009.  The following table reflects the revenue contribution percentage from each of our business operations for the years ended December 31, 2009, 2008 and 2007, respectively:

	For the Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Wholesale Operations	70.08%	81.6%	84%
Retail Drugstore Operations	29.2%	18.4%	16%
Ginseng Processing and Manufacturing Operations	N/A	*	*
Total Revenues	100%	100%	100%

* less than one percent.

Prior to November 2009, we operated and owned 90% of another business known as Dingjian which cultivated and processed ginseng. On November 21, 2009, Yongxin transferred its 90% ownership interest in Dingjian to an individual pursuant to an Equity Transfer Agreement.  As of the date of this Form 10-K, we hold no ownership interest in Dingjian.

WHOLESALE OPERATIONS

Through Yongxin, we engage in the wholesale distribution of pharmaceutical products, medical products and equipment, herbal and nutritional supplements and cosmetics to over 3,500 customers, which include hospitals, large clinics and retail pharmacies.  Yongxin has received the State Food and Drug Administration approval and Good Supply Practices, or GSP, certification.

We opened our Logistics Center in January 2005 in Jilin Province which contains a storage area of over 43,000 square meters, where we have the ability to store our pharmaceutical inventory at various temperatures.  The Logistics Center is able to process over 30,000 orders per day from our customers and our retail outlets.

Our wholesale business has relationships with over 760 pharmaceutical and pharmacy product manufacturers throughout China.  Typically, we enter into master agreements with our suppliers at the beginning of each year, which provide the general terms, prices and conditions for transactions for the supplier's products over the year.  We then enter into separate purchase agreements each time we actually purchase products from a supplier. When we purchase the products from our suppliers, we take title to the items and book them as inventory.  We then distribute the products to our wholesale customers.

RETAIL OPERATIONS

               We provide our retail drugstore customers with convenient and professional pharmacy services.  Each of our stores is staffed with a licensed pharmacist and a staff trained to provide pharmacy services to our customers. Additionally, we sell an assortment of other merchandise in our stores, including traditional Chinese medicines, health and natural products, skin care products and cosmetics.  Our stores typically carry over 8,000 different types of products. We frequently review and update the selection of products available in our stores in response to changing consumer preferences.

In July 2005, Yongxin signed an agreement with American Medicine Shoppe International ("AMS") to become AMS' exclusive agent for AMS in the Jilin Province and to develop a drug store franchise system under license from AMS within the Jilin Province.  We operate 4 drugstores pursuant to our relationship with AMS under the "Meixin Yongxin" name.

Sales made to retail customers are made by cash or debit or credit cards, or by medical insurance cards under the PRC national medical insurance program.  We obtain reimbursement from the relevant government social security bureaus, for sales made to eligible participants in the PRC national medical insurance program on a monthly basis.  As of March 1, 2010, 29 of our drugstores were designated stores under the PRC national medical insurance program.

We currently procure the merchandise for our stores from over 1,500 suppliers, including both manufacturers and wholesalers.  For the years ended December 31, 2009, 2008 and 2007, our largest five suppliers accounted for 6.91%, 8.5% and 8.2% of our total purchases, respectively.  We believe that the products we carry in our stores are readily available from multiple sources and do not anticipate any difficulties in continuing to procure such products.

MARKETING AND SALES

We have a staff of approximately 150 employees dedicated to marketing and sales who design our advertising campaigns and regional promotional activities.  We generate business by marketing directly to hospitals, retail drugstores and medical clinics in China.  Additionally, we advertise our business and products to consumers through marketing activities and print advertisements in newspapers to promote our brand and the other products available for sale in our stores.  In 2009 and 2008, we spent approximately $132,264 and $26,124, respectively, on advertising.

RESEARCH AND DEVELOPMENT

The only significant research and development we conducted was in the cultivation and processing of ginseng under Dingjian.  The Company has not conducted any significant research and development since we disposed of our ownership interest in Dingjian in November 2009.

QUALITY CONTROL

We have stringent quality control systems that are implemented by more than 195 company-trained staff members, which represents approximately a third of our total employees, to ensure quality control over our products, services and production processes. The quality of the products we offer is of utmost importance to our Company.  Each of our suppliers also has its own quality control program pursuant to the rules and regulations under the Good Manufacture Practice (“G.M.P”) mandated by the World Health Organization.

We conduct random quality control testing of the products procured from our suppliers in our wholesale and retail operations. We replace suppliers that do not pass our quality inspections.  Additionally, we monitor the services provided in our drugstores by sending inspectors to observe the quality of services provided by our drugstore pharmacists and staff.

Our quality control procedures at our facilities are designed to maintain quality standards and execute the following functions at our facilities:

•	setting internal controls and regulations for products;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments;

•	auditing production records to ensure delivery of quality products;

•	evaluating the quality of products; and

•	articulating the responsibilities of the quality control staff.

COMPETITION

The pharmaceutical distribution and retail drugstore industries in China are fragmented and intensely competitive.  While our primary competition currently comes from other retail drugstore chains and drugstores, we face increasing competition from discount and convenience stores and supermarkets for our non-pharmaceutical products and services.  We compete for customers based on store location, selection of products and our brand name.

Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we do.  Additionally, many of them have greater name recognition and larger customer bases than we do.  These competitors may be able to respond more quickly to changing consumer preferences and new business opportunities than we do.  Moreover, competition is expected to increase due to the expected consolidation of the drugstore industry and new store openings by our competitors.  Our major competitors include: China Nepstar Chain Drugstore Ltd., Shenzhen Accord Pharmacy Co., Ltd., Shenzhen Associate Pharmacy Co., Ltd., Guangzhou Pharmaceutical Company, Jianmin Chain Drugstore, Guangzhou Caizhilin Chain Drugstore, Liaoning Chengda Co., Ltd., Hangzhou Wulin Drugstore Co., Ltd. and Ningbo Siming Dayaofang Co., Ltd.

MAJOR CUSTOMERS

Our major customers include government owned and operated hospitals, large clinics and other retailers. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2009, 2008 and 2007.  Our top five customers accounted for approximately 14.7%, 15% and 13.9% of our net sales generated for the years ended December 31, 2009, 2008 and 2007, respectively.  None of our directors, their associates or any significant stockholder of the Company has any interest in any of our five largest customers.

INTELLECTUAL PROPERTY

                Prior to November 2009, we had four registered trademarks in China, which included Longlife, Zinuo, Yongxintang, Gaoliyuan , under our subsidiary Dingjian.  However, since the discontinuation of Dingjian business operation in November 2009, we no longer own any intellectual property.

GOVERNMENT REGULATIONS

 As a business operating in the PRC, we are subject to various regulations and permit systems promulgated by the PRC government.  These regulations cover many of our products, including herbal products, over-the-counter medicines and prescription medications.

Pharmaceutical Product Distribution

                We sell and distribute pharmaceuticals, health and beauty products, dietary and herbal supplements, and other healthcare products.  Pharmaceuticals, which have certain identified medical functions and are designed to treat a specific illnesses or symptoms, can be available by prescription only or over-the-counter and require the approval of China's State Food and Drug Administration ("SFDA") before they can be sold.  The herbal products we sell, also known as dietary supplements or nutritional supplements, are basically prophylactic or preventive in nature and are available over-the-counter, and, in China, only require approval of the local government for their production.

                We are subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Distributors of pharmaceutical products are required to obtain permits from the appropriate provincial or county level SFDA where the pharmaceutical distribution enterprise is located.  The granting of such permits is subject to an inspection of a distributor's facilities, warehouses, hygienic environment, quality control systems, personnel and equipment.  Such permits have five year terms and distributors must apply for renewal no later than six months prior to the expiration date of the permit.  We have a wholesale pharmaceutical distribution permit which expires in March 2015.  Each of our retail locations also has a pharmaceutical distribution permit, which expire on various dates.  We do not have a permit to manufacture pharmaceutical products.

 Additionally, under the Supervision and Administration Rules on Pharmaceutical Product Distribution disseminated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is accountable for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor.  Retail distributors may not sell prescription pharmaceutical products, or Tier A over-the-counter pharmaceutical products, listed in the national or provincial medical insurance catalogues without a certified in-store pharmacist being present.

Foreign Ownership of Wholesale or Retail Pharmaceutical Businesses in China

                Under current PRC law on foreign investment, foreign companies are allowed to establish or invest in wholly-owned foreign enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.  These regulations limit the number and size of retail pharmacy outlets that a foreign investor may establish. If a foreign investor owns more than 30 outlets that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor's ownership interests in the outlets are limited to 49.0%.

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

                The Chinese Food Sanitation Law promulgates food sanitation standards.  In the PRC, only products manufactured at Government Good Manufacturing Practice ("GMP") certified facilities are available for sale in China.  The China Food and Drug Administration conducts the GMP inspections.

Good Supply Practice Standards

                We are required to operate in accordance with Good Supply Practice (the "GSP") standards that regulate wholesale and retail pharmaceutical product distributors.  The GSP standards ensure the quality of distribution of pharmaceutical products in China.  Pursuant to applicable GSP standards, we must implement strict controls on the distribution of our pharmaceutical products, including those concerning staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control.  Additionally, we are subject to inspections organized by the local drug regulatory department of the people's government of the province, autonomous region or municipality directly under the PRC central government.  We received a GSP Certificate from the Jilin Province State Food and Drugs Administration Bureau with a term of five years, which expired at the end of 2008.  Such GSP Certificate was renewed at the end of 2008 for another five year term, which shall expire at the end of 2013.

Insurance Catalogue

 Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the Insurance Catalogue, in which the retail prices of certain pharmaceutical products are listed and subject to price controls in the form of fixed prices or price ceilings by the Chinese government.  Manufacturers and distributors are not permitted to set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable fixed price imposed by the PRC government.  The prices of other medicines that are not subject to price controls are determined by the pharmaceutical manufacturers, subject, in certain cases, to providing notice to the provincial pricing authorities.

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

                The medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price.  Medicines included in the Insurance Catalogue are subject to price controls by the Chinese government. The Insurance Catalogue is revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal.  The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration.

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

For fiscal years 2008 and 2007, approximately 24% of all the medicines distributed by Yongxin were covered and reimbursable under the Insurance Catalogue issued by the Chinese governmental authorities.  However, the Insurance Catalogue was revised in 2009 to include more categories and types of medicines.  As a result of these revisions, approximately 95.8% of all the medicines distributed by Yongxin became listed in the Insurance Catalogue during the fiscal year ended December 31, 2009, and management attributes part of the Company’s increased revenues to these catalogue revisions.  The revenues attributable to sales of products covered under the Insurance Catalogue during the fiscal years ended December 31, 2009, 2008 and 2007, represented 61.7%, 35% and 35%, respectively, of our total revenues for those periods.

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

                Purchases of Tier A pharmaceutical products are generally fully reimbursable, except for certain Tier A pharmaceutical products that are only reimbursable to the extent the medicine is used the purposes stated in the Insurance Catalogue. Only a portion of purchases of Tier-B pharmaceutical are reimbursable; participants purchasing Tier B pharmaceutical products must make a co-payment which is not reimbursable.  Participants have varying amounts in their individual accounts, which vary based on the contributions made by the participants and his or her employer. Different regions in China have different requirements regarding the caps of reimbursements in excess of the amounts in the individual accounts.

Pharmaceutical Product Advertisement

                The Standards for Examination and Publication of Advertisements of Pharmaceutical Products and Rules for Examination of Advertisement of Pharmaceutical Products, promulgated by the PRC State Administration of Industry and Commerce and the SFDA, prevents the deceptive and misleading advertising of pharmaceutical products. These regulations prohibit the advertisement of certain pharmaceutical products and mandate that prescription pharmaceuticals only be advertised in certain authorized medical magazines upon obtaining proper approval from the local provincial level food and drug administration.

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

                We have not been named as a defendant in any legal proceedings alleging violation of environmental laws and have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.  To the best knowledge of our management, we have been in full compliance with environmental protection regulations during at least the past three years.

Tax

                Pursuant to the Provisional Regulation of China on Value Added Tax ("VAT") and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.  Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne

Foreign Currency Exchange

                Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions.  Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange (“SAFE”).  Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, SAFE and the State Reform and Development Commission.

Dividend Distributions

                Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign-invested enterprises in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital.  These reserves are not distributable as cash dividends.  The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. To date, we have not paid any dividends and we have no plans to pay any dividends in the foreseeable future.

EMPLOYEES

Substantially all of our employees are located in China. At March 1, 2009, we had approximately 673 full time employees, with 90 employees holding pharmaceutical licenses, and 87 of such licensed pharmacists working at our retail drugstores.  There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is good.

Yongxin is required to contribute a portion of its employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.  In the last three years, Yongxin contributed approximately $174,006, $174,567 and $61,918 for the years ended December 31, 2009, 2008 and 2007, respectively.  We expect the amount of Yongxin's contribution to the government's social insurance funds to increase in the future as Yongxin expands its workforce and operations.

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

RISKS RELATED TO OUR BUSINESS

THE PURCHASE OF MANY OF OUR PRODUCTS IS DISCRETIONARY, AND MAY BE PARTICULARLY AFFECTED BY ADVERSE TRENDS IN THE GENERAL ECONOMY; THEREFORE CHALLENGING ECONOMIC CONDITIONS WILL MAKE IT MORE DIFFICULT FOR US TO GENERATE REVENUE.

The current general economic recession and crisis and any continuing unfavorable economic conditions may affect the success of our operations since many of our products are discretionary and we depend to a significant extent upon a number of factors relating to discretionary consumer spending in China.  These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers' disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in China where we sell our products.  There can be no assurance that consumer spending on many of our products, including cosmetics, organic products and health and nutritional supplements, will not be adversely affected by changes in general economic conditions in China and globally.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO MARKET AND ADVERTISE THE PRODUCTS WE SELL EFFECTIVELY.

Our ability to establish effective marketing and advertising campaigns is key to our success.  Our advertisements promote our corporate image, our merchandise and the pricing of such products.  If we are unable to increase awareness of our company and our products, we may not be able to attract new customers.  Our marketing activities may not be successful in promoting our products or pricing strategies or in retaining and increasing our customer base.  We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

WE MAY BE UNABLE TO IDENTIFY AND RESPOND EFFECTIVELY TO SHIFTING CUSTOMER PREFERENCES, AND WE MAY FAIL TO OPTIMIZE OUR PRODUCT OFFERING AND INVENTORY POSITION.

Consumer preferences in the drugstore industry change rapidly and are difficult to predict.  The success of our business depends on our ability to predict accurately and respond to future changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality of products, price products correctly and implement effective purchasing procedures.  We must optimize our product selection and inventory positions based on consumer preferences and sales trends.  If we fail to anticipate, identify or react appropriately to changes in consumer preferences and adapt our product selection to these changing preferences, we could experience excess inventories, higher than normal markdowns or an inability to sell our products, which, in turn, could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO MAINTAIN OPTIMAL INVENTORY LEVELS, OUR INVENTORY HOLDING COSTS COULD INCREASE OR CAUSE US TO LOSE SALES, EITHER OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers' demands, we must be careful to avoid amassing excess inventory.  Changing consumer demands, manufacturer backorders and uncertainty surrounding new product launches expose us to increased inventory risks.  Demand for products can change rapidly and unexpectedly, including the time between when the product is ordered from the supplier to the time it is offered for sale.  We carry a wide variety of products and must maintain sufficient inventory levels of our products.  We may be unable to sell certain products in the event that consumer demand changes.  Our inventory holding costs will increase if we carry excess inventory.  However, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations.  We cannot assure you that we can accurately predict consumer demand and events and avoid over-stocking or under-stocking products.

 IF WE ARE UNABLE TO MANAGE THE DISTRIBUTION OF OUR PRODUCTS AT OUR LOGISTICS CENTER, WE MAY BE UNABLE TO MEET CUSTOMER DEMAND.

Substantially all of our products are distributed to our stores and our wholesale customers through our "Logistics Center" located in our "Logistics Plaza" in Changchun, PRC.  The efficient operation and management of this facility is essential in order for us to meet customer demands.  Our business would suffer if we do not successfully operate this distribution facility or if the operation of this facility was disrupted for any reason, including disruptions caused by natural disasters.  Our failure to manage this facility properly could result in higher distribution costs, excess or insufficient inventory, or an inability to fulfill customer orders, each of which could result in a material adverse effect on our results of operations.

DUE TO THE GEOGRAPHIC CONCENTRATION OF OUR SALES IN THE NORTHEAST REGION OF CHINA, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE SUBJECT TO FLUCTUATIONS IN REGIONAL ECONOMIC CONDITIONS.

A significant percentage of our total sales are made in the northeast region of China, particularly in Jilin province.  For the years ended December 31, 2009, 2008 and 2007, approximately 86%, 85% and 80% of revenues, respectively, were generated from this area.  Our concentration of sales in this area heightens our exposure to adverse developments related to competition, as well as economic and demographic changes in this region.  Our geographic concentration might result in a material adverse effect on our business, financial condition or results of operations in the future.

CERTAIN DISRUPTIONS IN SUPPLY OF AND CHANGES IN THE COMPETITIVE ENVIRONMENT FOR OUR PRODUCTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

We carry a broad range of merchandise in our stores, including pharmaceuticals, traditional Chinese medicines, herbal and nutritional supplements and cosmetics.  A significant disruption in the supply of these products could decrease inventory levels and sales, and materially adversely affect our business and financial results.  Shortages of products or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions or difficulties in the employment of labor or transportation in the markets in which we purchase products may adversely affect our ability to maintain sufficient inventories of our products to meet consumer demand.  If we were to experience a significant or prolonged shortage of products from any of our suppliers and could not procure the products from other sources, we would be unable to meet customer demand, which, in turn, would adversely affect our sales, margins and customer relations.

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

THE MARKET FOR OUR PRODUCTS AND SERVICES IS VERY COMPETITIVE AND, IF WE CANNOT EFFECTIVELY COMPETE, OUR BUSINESS WILL BE HARMED.

The industries in which we operate are highly fragmented and very competitive.  We compete with local drugstores and with large foreign multinational companies that offer products that are similar to ours.  Some of these competitors have larger local or regional customer bases, more locations, more brand equity, and substantially greater financial, marketing and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer tastes.  We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

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

COUNTERFEIT PRODUCTS SOLD IN CHINA COULD NEGATIVELY IMPACT OUR REVENUES, BRAND REPUTATION, BUSINESS AND RESULTS OF OPERATIONS.

Our products are also subject to competition from counterfeit pharmaceuticals, which are pharmaceuticals manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and/or manufacturer.  Counterfeit pharmaceuticals are generally sold at lower prices than authentic products due to their low production costs, and in some cases are very similar in appearance to authentic products.  Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts.  Although the PRC government has recently been increasingly active in policing counterfeit pharmaceuticals, there is a lack of effective counterfeit pharmaceutical regulation control and enforcement systems in China.  The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future.  Despite our implementation of quality controls, we cannot assure you that we would not be distributing or selling counterfeit products inadvertently.  Any accidental sale or distribution of counterfeit products can subject our company to fines, administrative penalties, litigation and negative publicity, which could negatively impact our revenues, brand reputation, business and results of operations.

THE RETAIL PRICES OF SOME OF OUR PRODUCTS ARE SUBJECT TO PRICE CONTROLS BY THE PRC GOVERNMENT, WHICH MAY AFFECT BOTH OUR REVENUES AND NET INCOME.

The laws of the PRC permit the PRC government to fix and adjust prices of certain pharmaceutical products, including many of those listed in the Insurance Catalogue.  Through these price controls, the government can fix retail prices and set retail price ceiling for certain of the pharmaceutical products we sell.  Additionally, the PRC government may periodically adjust the retail prices of these products downward in order to make pharmaceuticals more affordable to the general Chinese population.  While our sales of pharmaceutical products are not affected by the price controls because we currently sell such products at prices below the price control level, we cannot guarantee that our sales of these products will not be affected in the future, as price controls may be increased or may affect additional products.  To the extent that we are subject to price controls, our revenue, gross profit, gross margin and net income will be affected because the revenue we derive from our sales will be limited and we may have limited ability to control our costs.  Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.  Any future price controls or price reductions may reduce our revenue and profitability and have a material adverse effect on our financial condition and results of operations.

IF WE DO NOT COMPLY WITH THE APPLICABLE PRC LAWS AND REGULATIONS CONTROLLING THE SALE OF MEDICINES UNDER THE PRC NATIONAL MEDICAL INSURANCE PROGRAM, WE MAY BE SUBJECT TO FINES AND OTHER PENALTIES.

Persons eligible to participate in the PRC National Medical Insurance Program can buy medicines that have been included in the Insurance Catalogue using a medical insurance card in an authorized pharmacy.  The applicable PRC government social security bureau then reimburses the pharmacy.  PRC law also forbids pharmacies from selling goods other than pre-approved medicines when purchases are made with medical insurance cards.  While we have established procedures to prevent our drugstores from selling unauthorized goods to customers who make purchases with medical insurance cards, we cannot assure you that these procedures will be properly followed at all times in all of our stores.  Violations of this prohibition by any of our drugstores may result in the revocation of such drugstore’s status as an authorized pharmacy.  Additionally, we could be subject to other fines or other penalties, and to negative publicity, which could damage our company's reputation and have a material adverse effect on our results of operations.

THE REQUIRED CERTIFICATES, PERMITS, AND LICENSES RELATED TO OUR OPERATIONS ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL AND FAILURE TO OBTAIN RENEWAL WILL CAUSE ALL OR PART OF OUR OPERATIONS TO BE TERMINATED.

We are subject to various PRC laws and regulations pertaining to our wholesale and retail operations.  We have attained certificates, permits, and licenses required for the operation of a pharmaceutical distributor and retailer.  We cannot assure you that we will have all necessary permits, certificates and authorizations for the operation of our business at all times.  Additionally, our certifications, permits and authorizations are subject to periodic renewal by the relevant government authorities.  We intend to apply for renewal of these certificates, permits and authorizations prior to their expiration.  During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time.  In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated.  Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operations and profitability.

WE MAY SUFFER AS A RESULT OF PRODUCT LIABILITY CLAIMS, PERSONAL INJURY CLAIMS OR DEFECTIVE PRODUCTS.

Our pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceutical and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, and the unintentional distribution of counterfeit drugs. Furthermore, the applicable laws, rules and regulations require our in-store pharmacists to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects and other information the in-store pharmacists deem significant. Our in-store pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects and we may be liable for claims arising from advice given by our in-store pharmacists. Further, we may sell products which inadvertently have an adverse effect on the health of individuals.  Product liability claims may be asserted against us with respect to any of the products we sell and as a retailer, we are required to pay for damages for any successful product liability claim against us, although we may have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer for compensation we paid to our customers in connection with a product liability claim. Any product liability claim, product recall, adverse side effects caused by improper use of the products we sell or manufacturing defects may result in adverse publicity regarding us and the products we sell, which would harm our reputation.  If we are found liable for product liability claims, we could be required to pay substantial monetary damages.  Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand name may also suffer. We, like many other similar companies in China, do not carry product liability insurance. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in China, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

IF OUR PRODUCTS ARE ALLEGED OR FOUND TO BE IN CONFLICT WITH PATENTS THAT HAVE BEEN OR MAY BE GRANTED TO COMPETITORS OR OTHERS, OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED.

While we currently do not own any patents or license patents from third parties, other parties could bring legal actions against us claiming damages and seeking to enjoin the marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel.  If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to market the affected products.  There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all.  Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business.  In addition, if we were to become involved in such litigation, it could consume a substantial portion of our time and resources.  Also, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to its patents.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes.  As of March 3, 2010, we had approximately 673 full time employees.  During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities.  We would also need to continue to expand, train and manage our employee base.  Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees.  For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls.  Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.  We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel.  Each of the named executive officers, including Mr. Yongxin Liu, our Chief Executive Officer and Chairman and Mr. Ning Liu, our President and Chief Operating Officer, perform key functions in the operation of our business.  The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations.  We do not maintain key-man insurance for members of our management team because it is not a customary practice in China.  If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

WE ARE DEPENDENT ON A TRAINED WORKFORCE AND AN INABILITY TO RETAIN OR EFFECTIVELY RECRUIT SUCH EMPLOYEES, INCLUDING IN-STORE PHARMACISTS FOR OUR STORES, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We must attract, recruit and retain a sizeable workforce of qualified and trained staff, including in-store pharmacists, in order to operate our retail drugstores.  Applicable PRC regulations require at least one qualified pharmacist to be stationed in each drugstore to instruct or advise customers on prescription medications.  A shortage of pharmacists in the past few years has occurred in the past few years due to increasing demand within the drugstore industry as well as demand from other businesses in the healthcare industry. We face competition for personnel from other drugstore chains, supermarkets, retail chains, and pharmaceutical companies.  We cannot assure you that we will be able to attract, hire and retain sufficient numbers of in-store pharmacists and other skilled employees that are necessary to continue to develop and grow our business.

Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced pharmacists, managers and other technical and marketing personnel.  There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our current and future operational needs.

OUR QUARTERLY RESULTS MAY FLUCTUATE BECAUSE OF MANY FACTORS AND, AS A RESULT, INVESTORS SHOULD NOT RELY ON OUR OPERATING RESULTS AS INDICATIVE OF FUTURE RESULTS.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities.  Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter.  Fluctuations in quarterly operating results could cause the value of our securities to decline.  Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance.  As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors.  This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China;

•	fluctuation and unpredictability of the prices of the products we sell;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	competition from our competitors; and

•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities.  We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition.  To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability.  Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;

•	difficulties integrating the acquired company's standards, processes, procedures and controls;

•	difficulties coordinating new product and process development;

•	difficulties hiring additional management and other critical personnel;

•	difficulties increasing the scope, geographic diversity and complexity of our operations;

•	difficulties consolidating facilities, transferring processes and know-how;

•	difficulties reducing costs of the acquired company's business;

•	diversion of management's attention from our management; and

•	adverse impacts on retaining existing business relationships with customers.

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

NEW LABOR LAWS IN THE PRC MAY ADVERSLY AFFECT OUR RESULTS OF OPERATIONS.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  Further, it requires certain terminations to be based upon seniority and not merit.  In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

THE SCOPE OF OUR BUSINESS LICENSE IN CHINA IS LIMITED, AND WE MAY NOT EXPAND OR CONTINUE OUR BUSINESS WITHOUT GOVERNMENT APPROVAL AND RENEWAL, RESPECTIVELY.

Our principal operating subsidiary, Yongxin, is a PRC foreign invested enterprise (“FIE”).  An FIE can only conduct business within its approved business scope, which ultimately appears on its business license.  Our license permits us to design, manufacture, sell and market pharmaceutical products throughout the PRC.  Any amendment to the scope of our business requires further application and government approval.  In order for us to expand our business beyond the scope of our license, it will be required to enter into negotiations with the government authorities to obtain the approval that would be required to expand the scope of our business.  We cannot assure investors that Yongxin will be able to obtain the necessary government approval for any change or expansion of its business.

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

The PRC State Administration of Foreign Exchange (“SAFE”), issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China.  The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.  The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice.  In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident stockholders and subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.  On August 8, 2006, the PRC Ministry of Commerce ("MOFCOM"), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the "Revised M&A Regulations"), which took effect September 8, 2006.  These new rules significantly revised China's regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises.  These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.  Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions.  It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate.  It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.   It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules.  For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities.

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

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  Although we specifically forbid our employees from engaging in such corrupt practices, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

IF WE MAKE EQUITY COMPENSATION GRANTS TO PERSONS WHO ARE PRC CITIZENS, THEY MAY BE REQUIRED TO REGISTER WITH THE STATE ADMINISTRATION OF FOREIGN EXCHANGE OF THE PRC (“SAFE”).  WE MAY ALSO FACE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OUR ABILITY TO ADOPT AN EQUITY COMPENSATION PLAN FOR OUR DIRECTORS AND EMPLOYEES AND OTHER PARTIES UNDER PRC LAW.

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

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where substantially all of our businesses are located and where the substantial all of our sales occur, could have a negative effect on our operations.  Our businesses are dependent upon our ability to continue to efficiently distribute and sell our products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our drugstores or the closure of our Logistics Center, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

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

BECAUSE OUR BUSINESS IS LOCATED IN THE PRC, WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS, WHICH ARE REQUIRED IN ORDER TO COMPLY WITH U.S. SECURITIES LAWS.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems.  Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.  In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of its financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

INVESTORS MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED UPON U.S. LAWS, INCLUDING THE FEDERAL SECURITIES LAWS OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT.

Most of our current business operations are conducted in China.  Moreover, most of our directors and officers are nationals and residents of China or Hong Kong.  All or substantially all of the assets of these persons are located outside the United States and in the PRC.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons.  In addition, uncertainty exists as to whether the PRC courts would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

IF WE ARE FOUND TO BE IN VIOLATION OF CURRENT OR FUTURE PRC LAWS, RULES OR REGULATIONS REGARDING THE LEGALITY OF FOREIGN INVESTMENT IN THE PRC WITH RESPECT TO OUR OWNERSHIP STRUCTURE, WE COULD BE SUBJECT TO SEVERE PENALTIES.

We currently conduct business operations solely in the PRC through our wholly owned subsidiary, Yongxin.  We are a Delaware corporation and most of our direct and indirect subsidiaries are companies organized under the laws of the PRC.  We are considered a foreign person or foreign invested enterprise under PRC law.  As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies.  There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our pharmaceutical distribution and retail drugstore businesses.

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

In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies.  We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses.  We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations.  As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services.  Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

IF THE PRC REGULATORY AUTHORITIES DETERMINE THAT OUR CURRENT CORPORATE STRUCTURE FOR OWNERSHIP AND OPERATION OF OUR RETAIL DRUGSTORE BUSINESS IN CHINA DO NOT COMPLY WITH PRC REGULATORY RESTRICTIONS ON FOREIGN INVESTMENT IN THE DRUGSTORE INDUSTRY, WE COULD BE SUBJECT TO SEVERE PENALTIES, OR MAY BE REQUIRED TO UNDERTAKE A COSTLY AND/OR TIME-CONSUMING CORPORATE RESTRUCTURING.

Under current PRC law on foreign investment, foreign companies are allowed to establish or invest in wholly-owned foreign enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.  These regulations limit the number and size of retail pharmacy outlets that a foreign investor may establish.  If a foreign investor owns more than 30 outlets that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor's ownership interests in the outlets may be limited to 49.0%.  We currently control more than 30 retail pharmacy outlets through: (1) our 80% equity ownership interest in Yongxin, which directly owns 21 outlets; (2) Yongxin’s 100% equity ownership in Caoantang Drugstore, which, in turn, owns 32 outlets; and (3) Yongxin’s 90% equity ownership interest in Jinyongxin Drugstore, which, in turn, owns 26 outlets.  At the time of the establishment of Yongxin, our PRC equity joint venture entity, in May 2007, Yongxin already controlled in excess of 30 retail pharmacy outlets and with this structure in place we obtained all required approvals from the relevant governmental agencies in Jilin Province for the joint venture.  We have also been advised by our PRC counsel, Jilin Zhong Yan Law Firm, that based on their understanding of the current PRC laws, rules and regulations and the Company’s receipt of all relevant government approvals for the equity joint venture, the structure under which we operate and hold equity ownership in our retail pharmacy businesses (including our corporate structure, our direct equity ownership interest in Yongxin, our indirect equity ownership in Yongxin’s subsidiaries, Jinyongxin Drugstore and Caoantang Drugstore, and the 79 retail pharmacy outlets that we control through this structure) complies with all applicable PRC laws, rules and regulations.  However, there are uncertainties regarding the interpretation and application of PRC laws, rules and regulations by PRC government authorities, and we cannot assure you that such authorities will not later issue a differing interpretation of the law and determine that our corporate and/or ownership structure does not comply with PRC laws, rules and regulations. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our corporate structure or our business operations.  If we and/or our PRC subsidiaries are determined to be in violation of any existing or future PRC laws, rules or regulations, including laws applicable to foreign investment in retail pharmacy outlets, or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC consolidated entities;

•	discontinuing or restricting the operations of our PRC consolidated entities;

•	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;

•	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;

•	restricting or prohibiting our use of the proceeds from our financings to fund our business and operations in China; or

•	imposing fines.

The imposition of any of the above-described penalties and/or a restructuring of our holding structure in order to comply with relevant PRC regulations could severely disrupt our ability to conduct business and could have a material adverse effect on our financial condition, results of operations and prospects.

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK, AND THERE IS NO ASSURANCE OF A MORE ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF OUR INVESTORS TO SELL THEIR SECURITIES IN THE PUBLIC MARKET.

While our common stock is currently listed on the Over-the-Counter Bulletin Board ("OTCBB"), there is currently a limited trading market for our common stock.  The Financial Industry Regulatory Authority has enacted changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the "NASDAQ Global Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market.  Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

The market price for our common stock is influenced by a number of factors, including:

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

We may file a registration statement to register the shares issued to the Yongxin stockholders pursuant to the Share Exchange Transaction.  All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

In addition, the stockholders who received shares of our common stock in the Share Exchange Transaction and/or their designees may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations.  In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities.  Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

THE COMPANY MAY NOT BE ABLE TO EXERCISE ABSOLUTE CONTROL OVER YONGXIN.

The Company may not be able to exercise absolute control over Yongxin, because it is not a 100% equityholder of Yongxin.  The minority shareholders, Yongxin Liu and Yonkui Liu, may hold certain minority rights under PRC corporate law and pursuant to the equity joint venture agreement, with respect to the control and governance of Yongxin. Specifically, Yongxin Liu and Yongkui Liu have the right to jointly appoint a director and the Company has the right to appoint two directors. Also, under the equity joint venture agreement, Mr. Yongxin Liu has a contractual right to appoint the General Manager of Yongxin.

OUR CHIEF EXECUTIVE OFFICER AND CERTAIN RELATED COMPANY OFFICERS AND STOCKHOLDERS HAVE SIGNIFICANT INFLUENCE OVER OUR COMPANYAND OUR CORPORATE ACTIONS.

Our current CEO and Chairman of the Board, Mr. Yongxin Liu and Company’s Vice President Mr. Yongkui Liu (our CEO’s brother) and Ms. Yongmei Wang (spouse of Yongkui Liu) collectively own and control a majority of our outstanding voting capital shares as of December 31, 2009. If these officers and/or stockholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officers and/or stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may give rise to a conflict of interest with the Company and the Company’s shareholders.  While the Company is not aware of any present situation which involves a conflict of interest, in the future, a conflict of interest may arise from the fact that Yongxin Liu and Yongkui Liu are executive officers of the Company, and are also minority equityholders of Yongxin.  If there should ever be a divergence of interest of the minority equityholders on the one hand, and the Company on the other hand, Mr. Yongxin Liu and Yongkui Liu would have incentives to act to protect their minority interests in Yongxin vis-à-vis the majority controlling interest of the Company.

THE COMPANY WILL NOT RECEIVE 100% OF THE ECONOMIC BENEFIT OF THE INCOME AND ASSETS OF YONGXIN.

Although the Company consolidates the financial results of Yongxin and its subsidiaries for financial reporting purposes, the Company will not receive 100% of the economic benefit of the income and assets of Yongxin, and in most cases the Company will receive only 80% of such economic benefit.  For example, if Yongxin were to distribute accumulated earnings or assets, 20% of such distributed assets would be paid to the minority equity holders, and 80% would be paid to the Company.  For financial reporting purposes, the Company also accounts for the 20% interest as a non-controlling interest, which has the effect of lowering reported earnings per share (as compared to a scenario in which the Company owns 100% of Yongxin).

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC.  Accordingly, we believe that the annual assessment of our internal controls requirement has first applied to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will be first applied to our annual report for the 2010 fiscal year.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

                None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in the City of Industry, California at 927 Canada Court, City of Industry, California 91748. We also lease office space in the in the Jilin Province under a lease that expires on June 30, 2020.

                We currently operate one national distribution center, the Logistics Center, which is located in Changchun that provides us with 43,000 square meters of storage space.  We lease the Logistics Center under a long-term lease agreement that expires in 2020 and do not anticipate any material difficulties in renewing our lease upon its expiration.

                Currently, all of our retail drugstores are located in the PRC. We lease substantially all of our store locations from various third-parties under a total of 79 leases with terms ranging from month-to-month to 5 years, which are renewed upon expiration. The total combined space for our retail stores consisted of 9,834 square meters.  We must negotiate with the landlords to extend our leases or enter into new leases upon their expiration, at which time the landlords may request a rent increase. Under applicable PRC law, we have priority over other potential lessees with respect to the leased store space on the same terms. Our retail stores are relatively small in size and are generally easily movable to new locations. We do not expect our drugstore operations to be adversely affected by any failure to renew or enter into new leases.

ITEM 3. LEGAL PROCEEDINGS

 On or about October 17, 2008, in the legal proceeding titled Craig Nagasugi v. Digital Learning Management Corporation, et al., a former officer initiated an action in Los Angeles Superior Court, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputed the claims and diligently defended against them. The matter went to trial on or about November 2, 2009 and concluded as of November 9, 2009.  The case resulted in a judgment against the Company for $641,018.  The Company anticipates that the court will enter a revised judgment in the amount of $746,000 against the Company in the second quarter of 2010.  So far, the judgment has not been paid.

                Under Allaudin Jinnah v. China Yongxin Pharmaceuticals, Inc., filed in Los Angeles Superior Court, Central District, on or about June 27, 2008, the Company defended itself against claims for open account and intentional misrepresentation.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff also sought 67,000 shares of the Company’s common stock. The Plaintiff filed a motion to enforce the Company’s settlement to receive up to $50,000 judgment and 200,000 to 400,000 shares of the Company’s common stock.  At the hearing to enforce the settlement, the court entered judgment against the Company for $50,000 plus 200,000 shares of the Company’s common stock.  The court ordered the Company to issue an additional 200,000 shares of the Company’s common stock as collateral for the $50,000.  The said judgment was satisfied in full by the Company in February 2010.

                The Company was also involved in a legal proceeding called Wells Fargo Bank. N.A.. v. Software Education for America Inc. filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  On May 8, 2009, the Orange County Superior Court rendered a decision to enter a judgment of $219,000 against the Company.  This judgment was satisfied in full by the Company in February 2010.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “CYXN.”  The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Low	High
2009
Quarter ended December 31, 2009	$0.29	$0.80
Quarter ended September 30, 2009	0.14	0.79
Quarter ended June 30, 2009	0.11	0.32
Quarter ended March 31, 2009	0.06	0.38

2008
Quarter ended December 31, 2008	$0.05	$0.59
Quarter ended September 30, 2008	0.41	1.40
Quarter ended June 30, 2008	0.40	1.53
Quarter ended March 31, 2008	0.93	1.72

The last reported closing sales price for shares of our common stock was $0.61 per share on the OTCBB on March 10, 2010.  As of March 10, 2010, our stock was held by approximately 211 stockholders.  The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially.  Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

DIVIDEND POLICY

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay any cash dividends during the years ended December 31, 2009 or 2008.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a summary of our transactions during the last three years involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) that have not been included in our quarterly reports on Form 10-Q or in our current reports on Form 8-K:

On March 4, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $125,000.  The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $0.20 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing.  The notes are secured by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock.  The notes may be redeemed by the Company at any time for 110% of outstanding principal and interest.  The note investors also received, as a part of the financing, warrants for the purchase of up to 625,000 shares of our common stock with an exercise price $0.50 per share (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.  The issuance of these securities was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

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

GENERAL OVERVIEW

Our Company is engaged in the wholesale distribution of pharmaceuticals and medical-related products, and the sale and distribution of pharmaceuticals, beauty products, herbal and nutritional supplements, and other health and medical-related products through retail operations in the People’s Republic of China (“PRC” or “China”).  The products we sell include Western and Chinese traditional medicines, pharmaceutical preparations, natural health products, health foods, cosmetics and medical equipment.  Our PRC operations began retail operations in 2004, and in 2005, we gained franchise rights from one of the world's largest drug chains for China's Jilin Province.  By the end of 2007, the Company had become one of the fastest growing pharmaceutical companies in China through our retail chain of drugstores as well as our wholesale distribution operations in Northeastern China.  Our corporate headquarters are located in City of Industry, California, but the Company’s distribution operations are based in Changchun City, Jilin Province, China, and our retail drugstores are located throughout Jilin Province in Northeastern China.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.  The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements.  We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.  The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.  While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi (CNY); however the accompanying financial statements have been translated and presented in United States Dollars (USD).

TRANSLATION ADJUSTMENT

As of December 31, 2009 and 2008, the accounts of Yongxin were maintained, and its financial statements were expressed, in CNY. Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of stockholders’ equity.

NON-CONTROLLING INTEREST

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP. The Company acquired 80% of Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively.  The 20% equity interest held by Yongxin Liu and Yongkui Liu represents non-controlling interest amounting to $5,687,633 as at December 31, 2009 compared to $4,078,654 as at December 31, 2008.

The Company owns a 90% ownership interest in Jinyongxin Drugstore. The remaining 10% interest in Jinyongxin Drugstore is owned by third parties.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2009, we made no allowance for doubtful accounts. As of December 31, 2008, we made allowance for doubtful debts of $112,452.

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

INCOME TAXES

The Company utilizes SFAS No. 109 (ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon its products and services (see Note 20).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")” - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2009 and December 31, 2008.

The following table sets forth the results of our operations for the periods indicated:

	For the Years ended
	December 31,	December 31,
	2009	2008
Net Revenue	$47,589,280	$59,116,534
Cost of Revenue	31,271,463	47,226,275
Gross Profit	16,317,817	11,890,259
Selling Expenses	3,543,383	3,521,147
General & Administrative Expenses	3,575,059	2,500,366
Total Operating Expenses	7,118,442	6,021,513
Income from Operations	9,199,376	5,868,745
Other Income	278,846	690,516
Operating Income Before Tax and Non-Controlling Interest	9,349,545	6,400,113
Provision for Income Tax	(2,594,483)	(1,009,643)
Net Income Before Non-Controlling Interest	$6,724,111	$5,305,619
Non-Controlling Interest	(1,599,122)	(1,239,480)
Net Income	5,124,989	4,066,139
Basic Earnings Per Share	0.15	0.13
Diluted Earnings Per Share	0.15	0.13
Basic Weighted Average Shares Outstanding	33,240,797	31,150,819
Diluted Weighted Average Shares Outstanding	35,070,051	31,150,819

NET REVENUES. For the year ended December 31, 2009, our net revenues decreased approximately 19.5% from $59,116,534 in 2008 to $47,589,280 in 2009.  The decrease was attributable to a decrease of sales from the wholesale sector of our business, which included sales to hospitals, medical facilities and other retailers which represented approximately 70% of our total net revenues.  Sales volume from the wholesale sector of our business decreased due to the uncertainty of the direction of the National Medical Policy, as described in the recent development section of this Form 10-K.  And as a result, we have reduced our focus on the wholesale sector of our business and we are shifting our focus to increase the retail sector of our business, which currently represents approximately 30% of our total net revenues.  The overall policy for our drug retail business has not changed.   The Company will readjust its operations and sales strategy accordingly once the direction of the National Medical Policy becomes clear. The revenues for our retail operations, increased from $10,865,100 in 2008 to 13,898,110 in 2009, or approximately 27.9%.  The increase in our retail segment is attributable to the addition of seven new retail drugstores in 2009.  These new retail stores are located in prime locations in the center of the city and each generates a high volume of sales.  As of November 2009, we discontinued our ginseng and health products sector because we want to focus on the retail segment of our business.

COST OF SALES. Cost of sales to net sales percentage decreased from $47,226,275, or approximately 79.9% of net revenues for the year ended December 31, 2008, to $31,271,463, or approximately 65.7% of net sales for the year ended December 31, 2009.  The cost of sales decreased by $15,954,812 or approximately 33.8%, and such decrease corresponded with the decrease in sales volume.  However, we were able to reduce the cost of sales to net sales percentage from 79.9% in 2008 to 65.7% in 2009 due to a restructure of our product mix.  We increased the proportion of products, brands and types of medicines which had lower actual costs and higher gross profit margins which resulted in a lower cost of sales for the Company.  Our other operating costs, such as utilities, labor and transportation remained stable and only decreased in proportion to the decrease of our sales.

GROSS PROFIT. Gross profit increased approximately 37.2% from $11,890,259 for the year ended December 31, 2008 to $16,317,817 for the year ended December 31, 2009.  This increase in gross profit was primarily due to the change of our product mix in which the proportion of products with higher profit margins increased, such as cosmetics and certain health and nutritional products.  Management believes that the addition of such products will increase our overall gross profit margin for the next few years.

SELLING EXPENSES. Selling expenses, which consist of advertising and promotion expenses, freight charges and salaries, stayed approximately the same from $3,521,147 for the year ended December 31, 2008 to $3,543,383 for the same period in 2009.  Even though we opened seven new stores in 2009, our selling expenses remained approximately unchanged because we controlled our selling expenses through certain cost-cutting efforts such as the reduction of utilities usage, cutback of office supplies and changes in the packaging of our supplies.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3,575,059 for the year ended December 31, 2009, as compared to $2,500,366 for the year ended December 31, 2008, an increase of 43.0%.  This increase was largely due to an increase in bad debt expense and increases in accrued litigation fees.

OTHER INCOME.  Other income decreased 59.6% from $690,516 in 2008 to $278,846 in 2009.  The Company received approximately $180,000 in government subsidies in 2008, which were not received in 2009.  The decrease was also attributable to the change of our accounting method at the end of fiscal 2008.  With the new accounting method in 2009, Yongxin Drugstore calculated its cost by the actual cost instead of the sales price so the cost was recorded at a lower price under other income.

NET INCOME. Net income increased approximately 26.0% from a net income of $4,066,139 for the year ended December 31, 2008 to a net income of $5,124,989 for the year ended December 31, 2009.  The increase was largely due to the increase in our gross profit due to the change of our product mix, in which the proportion of products with higher profit margins increased, which resulted in higher gross profit margins for the company.

LIQUIDITY

Cash Flows

Net cash flow provided by operating activities was $4.3 million for the year ended December 31, 2009 and $5.9 million in operating activities for the year ended December 31, 2008.  For the year ended December 31, 2009, the increase in cash flows provided by operating activities was primarily attributable to net income and increase in accrued expenses offset by increases in accounts receivable and other receivables.  For the year ended December 31, 2008, the net cash flows provided by operating activities was attributable to a decrease in accounts receivable of $954,908, an increase in advances to suppliers of $53,084, an increase in notes receivable by $1.3 million, an increase in inventory by $1.1 million, a decrease in accounts payable by $2.2 million, an increase in advance from customers by $1.8 million, and an increase in taxes by $0.9 million.

The Company incurred cash outflows of $3.0 million from investing activities during the year ended December 31, 2009, as compared to cash outflows of $6.7 million for the same period in 2008.  The significant decrease in cash outflows was mainly attributable to the purchase of fixed assets and increase in the amounts due from related parties.  The cash outflows of $6.7 million in investing activities during the year ended December 31, 2008 was mainly attributable to remodeling and construction expenses.  In conjunction with the 2008 Olympics, certain governmental policies were enacted in an effort to make the commercial areas of Beijing more environmentally friendly and improve the appearance and function of retail stores.  We renovated our offices and retail drugstores to comply with these governmental policies in 2008.  We also remodeled some of our stores to sublet to other tenants to bring in extra income.  We also invested in the development of ERP software to link sales to our accounting and finance department in 2008.

Net cash flows provided by financing activities was $201,153 for the year ended December 31, 2008 compared to net cash flows used in financing activities of $367,325 for the year ended December 31, 2009.  The decrease was mainly attributable to a decrease in financing activities in 2009 as compared to 2008.

CAPITAL RESOURCES

The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months.  The Company may also seek additional financing to meet the needs of its long-term strategic plan.

We had certain material commitments for capital expenditures due to the remodeling and construction of our offices and retail drugstores and the development of our ERP software in 2009.  The total capital expenditure budget for 2009 was $6,477,630, and the full expenditure has been paid as of December 31, 2009.  Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to complete the projects.  We may seek to raise additional capital through the sale of equity securities.  No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

Notwithstanding the above, we may seek to raise additional cash to fund future investments or acquisitions we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS

This table summarizes our known contractual obligations and commercial commitments at December 31, 2009.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$2,421,184	$1,100,884	$1,320,300	$-	$-
Other Indebtedness	$13,992,257	$13,992,257	$-	$-	$-
Capital Lease Obligations	$105,559	$105,559	$-	$-	$-
Operating Leases	$2,401,718	$1,058,624	$1,247,543	$95,551	$-
Purchase Obligations	$4,151,219	$4,151,219	$-	$-	$-
Total Contractual Obligations:	$23,021,937	$20,408,543	$2,567,843	$95,551	$-

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2009, we had approximately $1,805,271 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“U.S. Dollars”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the years ended December 31, 2009 and 2008, we recorded net foreign currency gains of $123,209 and $824,961, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Departure and Appointment of Officers and Directors

Departure of Officers

Effective December 4, 2009, Yongkui Liu voluntarily resigned as the Chief Financial Officer of the Company.  The decision by Mr. Liu to resign from his position was not the result of any material disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Officers

Effective December 4, 2009, Harry Zhang was appointed as the Chief Financial Officer of the Company.

Departure of Directors

Effective November 8, 2009, Umesh Patel voluntarily resigned as a director on the board of directors of the Company.  Effective March 3, 2010, Mr. Yongkui Liu and Ms. Yongmei Wang each voluntarily resigned as directors on the board of directors of the Company.  The decision by each of these directors to resign from their positions was not the result of any material disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Mr. Yongkui Liu is presently the Vice President of the Company, and will continue to serve in this position.  Ms. Yongmei Wang is presently the Vice President and Treasurer of the Company, and continues to serve in this position.

Appointment of Directors

Effective November 8, 2009, the board of directors of the Company appointed Mr. Harry Zhang to fill the vacancy created by the resignation of Mr. Umesh Patel.  Effective March 3, 2010, the board of directors of the Company appointed Mr. Hal Lieberman, Dr. Laura Philips, Mr. Jingang Wang and Mr. Bing Li to fill the vacancies created by the resignations of Mr. Yongkui Liu and Ms. Yongmei Wang. Based upon information submitted to the board by Mr. Hal Lieberman, Dr. Laura Philips, Mr. Jingang Wang and Mr. Bing Li, the board of Directors has determined that they are each “independent” under the listing standards of both the NYSE Amex Exchange and the NASDAQ Stock Market.  None of the four appointees has participated in the preparation of the Company’s financial statements or any current subsidiary at any time during the past three years and each of them are able to read and understand fundamental financial statements.

Current Management

        The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Effective Date of Appointment
Yongxin Liu	41	Chairman of the Board and Chief Executive Officer	November 16, 2007
Harry Zhang	46	Chief Financial Officer and Director	December 4, 2009 (CFO) November 8, 2009 (Director)
Ning Liu	47	President, Chief Operating Officer and Director	November 16, 2007
Hal Lieberman	60	Director	March 3, 2010
Laura Philips	52	Director	March 3, 2010
Jingang Wang	41	Director	March 3, 2010
Bing Li	43	Director	March 3, 2010

Each director will hold office until the next annual meeting of stockholders and until his or her successor has been elected and qualified.

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

Harry Zhang also serves as the chief Financial officer and vice president of Surplus Elegant Investment Ltd. in addition to being our Chief Financial Officer and member of our board of directors.  From March 2004 to August 2006, Mr. Zhang served as the Chief Financial Officer of AXM Pharma, Inc.  Mr. Zhang worked as an auditor at Deloitte Touche Tohmatsu from May 1995 to March 2004.  Mr. Zhang worked at the Beijing Municipal Audit Bureau from 1988 to 1995.  Mr. Zhang earned his Bachelor’s degree from Nanjing Agricultural University in 1988 and received his Master of Business Administration degree from University of Northern Virginia in June 2007.  Mr. Zhang is also a certified public accountant in China.

Ning Liu has been the president of Succeed Group Inc., a media company, since 2003.  Prior to his service at Succeed Group, Inc., Mr. Liu was the president of Super Nu-Life Products Inc., a nutraceuticals manufacturer from 1994 to 2003.  From 1992 to 1994, Mr. Liu was the president of Goldenrise Development Inc.  Additionally, from 1986 TO 2002, Mr. Liu served as president of Accords System Inc.  Mr. Liu is active in founding, organizing and managing a number of foreign investment projects in China, and he counsels Chinese companies in doing business in the United States, and in mergers with public companies in the United States.  Mr. Liu graduated from Beijing University with a Masters of Arts degree in 1985.

Hal Lieberman also serves as the president and chief executive officer of HemoTherapeutics, Inc., and has held such position from 2006 to the present.  From 1998 to 2006, Mr. Lieberman acted as a consultant, provided interim management and served on the boards of a variety of health care and medical device companies.  In 1988, Mr. Lieberman served as the president and chief executive officer of HemaCare Corporation.  Mr. Lieberman acted as the vice president for MEDIQ Imaging Services from 1981 to 1988.  Mr. Lieberman earned his Master’s degree in Health Care Administration from George Washington University.  Mr. Lieberman is also a member of American College of Health Care Administrators, The Entrepreneurship Institute, Southern California Biomedical Council and served as an advisor to U.S. Defense Advanced Research Projects Agency (DARPA).

Laura Philips also serves on the Boards of Directors of Delcath Systems, Inc, Wellgen Inc., and the Boyce Thompson Institute. From 2003 to 2006, she was Chief Operating Officer and Acting Chief Financial Officer of NexGenix Pharmaceuticals. Prior to that, she was Vice President, Program Management for the AMDeC Foundation. Dr. Philips worked at Corning Incorporated from 1997 to 2002, where she held several positions including Program Director of the Fuel Cells Division. From 1994 to 1996 Dr. Philips held various government positions in Washington, D.C., most recently in a Presidential appointment as Senior Policy Advisor to Secretary of Commerce Ronald Brown. Dr. Philips was on the faculty of Cornell University in the Department of Chemistry from 1987 to 1994 and was an NIH Post-Doctoral Fellow at the University of Chicago. She received a B.A. in Chemistry from Williams College, a Ph.D. in Physical Chemistry from the University of California Berkeley and an MBA with Distinction from Cornell University’s Johnson School of Management.

Jingang Wang also serves as the executive director for CoSci Med-Tech Co., Ltd., and has held such position since May 2003 to the present.  From June 2002 to May 2003, Mr. Wang worked as the executive director in Beijing Lingtainbicheng Medicine Technology Co., Ltd.  Mr. Wang served as the deputy general manager and assistant general manager of Mudanjiang Lingtai Pharmaceuticals Co., Ltd from October 1998 to June 2002.  Mr. Wang acted as the deputy chief in Mudanjiang’s Food and Drugs Administration from August 1990 to October 1998.  Mr. Wang was an assistant engineer in Mudanjiang No. 3 Pharmaceutical Factory from September 1998 to August 1990.  Mr. Wang received his Bachelor’s degree in Medical Research and Development from Heilongjian Chinese Medical University in 1998.

Bing Li also serves as the general manager of Jilin Province Fire Fighting Engineering Co., Ltd., the general manager of Jilin Province Yinjian Small & Medium Enterprises Credit Guaranty Co., Ltd., the vice-chairman of the board of directors of Changchun JLU Technology Park Construction and Development Co., Ltd, the deputy managing director of Jilin Province Intelligentization Committee, and the general manager of Beijing Kunshanjinhai Film & TV Cultural Investment Co., Ltd, and has held such positions from 1999 to the present.  From March 1990 to June 1990, Mr. Li served as the manager of Export Department of Jilin Provincial Forestry Import & Export Company.  Prior to March 1990, Mr. Li worked on various foreign affairs for Jilin Provincial Forestry Department.  Mr. Li received his Bachelor’s degree in English from Changchun University in 1988.

Family Relationships

Mr. Yongxin Liu and Mr. Yongkui Liu are brothers.  Additionally, Mr. Yongkui Liu, our Vice President and former Chief Financial Officer and director, is the spouse of Ms. Yongmei Wang, our Treasurer and Vice President and former director.

Involvement in Certain Legal Proceedings

None.

Board Committees

Effective March 3, 2010, the board established an audit committee, a nominating committee and a compensation committee and has adopted charters for these committees.  The board has determined that in its judgment, Mr. Hal Lieberman, Ms. Laura Philips, Mr. Jingang Wang and Mr. Bing Li are each “independent” under the listing standards of both the  NYSE Amex Exchange and the NASDAQ Stock Market .

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% stockholders are required by the SEC to furnish the Company with copies of all section 16(a) reports they file.  Based solely on our review of the Section 16 filings furnished to us, Yongkui Liu and Yongxin Liu filed delinquent Form 4 reports on January 5, 2010 for transactions that occurred on December 16, 2009, Yongxin Liu, Yongkui Liu and Yongmei Wang filed delinquent Form 3 reports on March 12, 2010 for transactions that occurred on November 16, 2007, and Ning Liu filed a delinquent Form 3 report on March 11, 2010 for a transaction that occurred on November 16, 2007.

Code of Conduct

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  Anyone who would like a copy of our Code of Conduct may do so by writing to the Company at its principal place of business at 927 Canada Court, City of Industry, California 91748.

Audit Committee

The board of directors adopted and approved a charter for the Audit Committee on March 3, 2010.  Currently, three directors comprise the Audit Committee: Hal Lieberman, Jingang Wang and Bing Li.  Mr. Lieberman serves as Chairman of the Audit Committee. The members of the Audit Committee are currently “independent directors” as that term is defined under the listing standards of both the  NYSE Amex Exchange and the NASDAQ Stock Market .  Mr. Lieberman also qualifies as an “audit committee financial expert” as defined by the rules of the SEC.  Mr. Hal Lieberman has the requisite attributes of an “audit committee financial expert” as defined by regulations promulgated by the SEC and that such attributes were acquired through relevant education and experience.

Our Audit Committee is responsible, in accordance with the Audit Committee charter, recommending our independent auditors, and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records.

Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

Compensation Committee

The board of directors adopted and approved a charter for the Compensation Committee on March 3, 2010.  The Compensation Committee currently consists of Jingang Wang, Bing Li and Laura Philips. Mr. Wang serves as Chairman of the Compensation Committee. The members of the Compensation Committee are currently “independent directors” under the listing standards of both the  NYSE Amex Exchange and the NASDAQ Stock Market .

In accordance with the Compensation Committee’s charter, the Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the board regarding the annual salaries and other compensation of the Company’s executive officers and general employees and other polices, providing assistance and recommendations with respect to the compensation policies and practices of the Company.

Nominating Committee

The board of directors adopted and approved a charter for the Nominating Committee on March 3, 2010.  The Nominating Committee currently consists of Bing Li, Jingang Wang and Hal Lieberman.  Mr. Li serves as the Chairman of the Nominating Committee.  The members of the Nominating Committee are currently “independent directors” under the listing standards of both the  NYSE Amex Exchange and the NASDAQ Stock Market .

In accordance with the Nominating Committee’s charter, the Nominating Committee is responsible for proposing to the board a slate of nominees for election by the stockholders at the Annual Meeting of Stockholders, to periodically review and develop criteria for selection of new directors and nominees for vacancies on the board, to review the desired experience and qualities to assure appropriate board composition, and to recommend to the board qualified candidates for the board.

 ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Tables

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2009 and 2008 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	Bonus	Total
Yongxin Liu,	2009	$87,976	$0	$87,976
Chief Executive Officer and Chairman of the Board	2008	$82,392	$5,633	$88,025
Yongkui Liu,	2009	$70,381	$0	$70,381
Former Chief Financial Officer and Director	2008	$64,787	$5,633	$70,420

Grants of Plan-Based Awards in 2009

There were no option grants as of December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

                   There were no outstanding equity awards as of December 31, 2009.

Option Exercises and Stock Vested in Fiscal 2009

There were no option exercises or stock vested as of December 31, 2009.

Pension Benefits

There were no pension benefit plans in effect as of December 31, 2009.

Nonqualified defined contribution and other nonqualified deferred compensation plans

There was no nonqualified defined contribution or other nonqualified deferred compensation plans in effect as of December 31, 2009.

Employment Agreements

We have no employment agreements with any of our executive officers as of December 31, 2009.

Director Compensation

For the year ended December 31, 2009, none of the members of our board of directors received compensation for his or her service as a director.  Effective March 3, 2010, Hal Lieberman, Laura Philips, Jingang Wang and Bing Li have each have executed and delivered a director offer letter with the Company. Under the terms of the agreements, Ms. Philips, Mr. Wang and Mr. Li shall be entitled to the annual compensation of $20,000 and eligible to receive either restricted stock or a stock option award for the purchase of up to 200,000 shares (subject to appropriate adjustment in the event of reverse stock splits or similar events) of the Company’s common stock through an incentive stock option plan to be adopted by the Company.  Mr. Hal Lieberman, who will not only serve as a director, but also as Audit Committee Chairman, shall be entitled to the annual compensation of $30,000 and eligible to receive a stock option award for the purchase of up to 200,000 shares of the Company’s common stock.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers were granted or otherwise received any option, stock or equity incentive plan awards during 2009 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2009.

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

We have been advised that in the opinion of the SEC, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. We have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2010 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

Beneficial ownership is determined in accordance with SEC rules.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.   Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Yongxin Pharmaceuticals Inc., 927 Canada Court, City of Industry, California 91748.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class

Directors and Executive Officers
Yongxin Liu	Chief Executive Officer and Chairman of the Board	12,000,000	(1)	20.9%

Ning Liu (2)	President, Chief Operating Officer and Director	—		—

Harry Zhang	Chief Financial Officer and Director	—		—

Hal Lieberman	Director	—		—

Laura Philips	Director	—		—

Jingang Wang	Director	—		—

Harry Zhang	Director	—		—

Officers and Directors as a Group (total of 7 persons)		12,000,000		20.9%

5% Holders
Accord Success Ltd., BVI		5,400,000	(3)	9.4%

Boom Day Investments, Ltd., BVI		13,399,998	(4)	23.4%

Yongkui Liu		14,599,998	(5)	25.5%

Yongmei Wang		14,599,998	(5)	25.5%

Master Power Holdings Coup Ltd., BVI		4,200,000	(6)	7.3%

Misala Holdings Inc., BVI		12,000,000	(1)	20.9%

(1)
Represents shares of common stock in our company held by Misala Holdings Inc., a British Virgin Islands corporation (“Misala Holdings”), over which Mr. Yongxin Liu may be deemed to have voting and investment control.  The 12,000,000 shares of common stock were converted from 2,000,000 shares of Series A Convertible Preferred Stock, which were each convertible into 6 shares of common stock, upon the Company meeting certain required net income amounts for conversion for the fiscal years ending 2007 and 2008, held by Misala Holdings Inc.  Misala Holdings also holds an additional 1,000,000 shares of Series A Preferred Stock, each share of which is convertible into six shares of common stock upon certain conditions being met pursuant to the Certificate of Incorporation.

(2)	Mr. Ning Liu’s address is 22128 Steeplechase Lane, Diamond Bar, CA 91765.

(3)	Mr. Tao Wang has voting and investment control over the shares owned by this entity.

(4)
Mr. Yongkui Liu has voting and investment control over the shares owned by this entity.  Includes 5,400,000 shares of common stock held by Boom Day Investments Ltd., British Virgin Islands corporation (“Boom Day Investments”) over which Mr. Yongkui Liu may be deemed to have voting and investment control, and 7,999,998 shares of common stock converted from 1,333,333 shares of Series A Convertible Preferred Stock, which were each convertible into 6 shares of common stock, upon the Company meeting certain required net income amounts for conversion for the fiscal years ending 2007 and 2008, held by Boom Day Investments. Boom Day Investments also holds an additional 666,667 shares of Series A Preferred Stock, each share of which is convertible into six shares of common stock upon certain conditions being met pursuant to the Certificate of Incorporation.

(5)
Includes 13,399,998 shares held directly by Boom Day Investments, over which Mr. Yongkui Liu, the sole director and sole shareholder of Boom Day Investments, has voting and investment control, and over which Mrs. Yongmei Wang, the spouse of Mr. Yongkui Liu, may be deemed to have shared voting and investment control.  Also includes 1,200,000 shares of common stock held by Perfect Sum Investment Ltd., a British Virgin Islands corporation (“Perfect Sum”), over which Mr. Yongkui Liu’s spouse, Mrs. Yongmei Wang, may be deemed to have voting and investment control and over which Mr. Yongkui Liu may be deemed to have shared voting and dispositive control.

(6)	Mr. Yong Liu has voting and investment control over the shares owned by this entity.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Changchun Yongxin Dirui Medical Co., Ltd.

Changchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and all of the shareholders of Yongxin entered into an amended share exchange agreement with the Company on June 15, 2007.  On November 16, 2007, Yongxin and the Company closed on the share exchange under the Amended Exchange Agreement. In accordance with the Amended Exchange Agreement, the Company issued 21,000,000 shares of newly issued common stock and 5,000,000 shares of Series A Preferred Stock to the Yongxin shareholders or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% shares of Yongxin. Yongxin is our 80%-owned subsidiary and has interlocking executive and director positions with us.  Mr. Yongxin Liu, the Chairman and Chief Executive Officer of the Company, is also the President of Yongxin.  Mr. Yongkui Liu, the Vice President of the Company, is also the Vice President of Yongxin.

Loans from Related Parties

On December 1, 2005, Mr. Aurangzeb Bhatti, the former Chief Executive Officer of our predecessor company, Digital Learning Management Corporation, made an unsecured loan to the Company with a principal of US$184,662 interest free and due on demand.  As of the date of this Form 10-K, such loan is still outstanding.

Director Independence

                  See Item 10, “Directors, Executive Officers and Corporation Governance” for a discussion of board member independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 The following table sets forth fees billed to us by our independent registered accounting firm, Kabani & Company, Inc. during the fiscal years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning.  We did not engage our auditors for any other services during 2009 and 2008.

	December 31, 2009		December 31, 2008
(i) Audit Fees(1)	$160,000	(2)	$115,000	(2)
(ii) Audit Related Fees	-		-
(iii) Tax Fees	-		-
(iv) All Other Fees	-		-

Total fees	$160,000	(2)	$115,000	(2)

(1)	These are fees for professional services performed by Kabani & Company, Inc. for the audit of our annual financial statements and review of our quarterly reports.

(2)	Includes $40,000 in fees related to services provided to Digital Learning Management Corporation and $75,000 in fees related to services provided to Yongxin.

Pre-Approval Policy

Effective March 3, 2010, our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary.  The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Our consolidated financial statements for the fiscal years ending December 31, 2009 and 2008 begin on page F-1 of this Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Index lists those documents that we are required to file with this Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Exchange Agreement by and between Digital Learning Management Corporation and Changchun Yongxin Dirui Medical Co., Ltd dated December 21, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2006).

2.2
First Amendment to Share Exchange Agreement, dated as of June 15, 2007, by and among Digital Learning Management Corporation, Chanchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the stockholders of Yongxin (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on September 14, 2007)

2.3
Second Amendment to the Share Exchange Agreement, dated as of April 12, 2008,and effective as of November 16, 2007, by and among Nutradyne Group, Inc., Chanchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the stockholders of Yongxin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2008)

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s General Form For Registration of Securities of Small Business Issuers on Form 10-SB, filed with the SEC on November 5, 1999).

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

10.1
Summary English Translation of the Company’s Form Lease Agreement for its Retail Drugstores (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K Filed with the SEC on April 15, 2009).

10.2	Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on September 25, 2009).

10.3	Corporate Communications Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on December 23, 2009).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.5	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.6	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.7	Form of Stock Pledge Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.8	Form of Subsidiary Guaranty Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.9	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.10	Form of Leakout Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.11	Form of Collateral Agent Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on January 26, 2010).

10.12	Form of Director Offer and Acceptance Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on March 4, 2010).

10.13	Equity Transfer Agreement by and between Yongxin and Sun Shi Wei dated November 21, 2009.*

10.14	Stock Purchase Agreement between the Company and PmMaster Beijing Software Co., Ltd. dated March 1, 2010.*

10.15	Amended and Restated Director’s Offer and Acceptance Letter dated March 15, 2010.*

10.16	Share Purchase Agreement by and among Digital Learning Management Corp., Yongxin Liu and Yongkui Liu dated May 13, 2007.*

10.17	Sino-Foreign Joint Venture Operation Agreement by and among Digital Learning Management Corp., Yongxin Liu and Yongkui Liu dated May 13, 2007.*

21.1	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Changchun, People’s Republic of China, on March 30, 2010.

CHINA YONGXIN PHARMACEUTICALS INC.
(Registrant)

Dated: March 30, 2010	By:	/s/ Yongxin Liu
By: Yongxin Liu
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: March 30, 2010	By:	/s/ Harry Zhang
By: Harry Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Yongxin Liu	Chief Executive Officer and	March 30, 2010
By: Yongxin Liu	Chairman of the Board (Principal Executive Officer)

/s/ Harry Zhang	Chief Financial Officer and Director	March 30, 2010
By: Harry Zhang	(Principal Financial and Accounting Officer)

/s/ Ning Liu	President, Chief Operating Officer and Director	March 30, 2010
By: Ning Liu

/s/ Hal Lieberman	Director	March 30, 2010
By: Hal Lieberman

/s/ Laura Philips	Director	March 30, 2010
By: Laura Philips

/s/ Jingang Wang	Director	March 30, 2010
By: Jingang Wang

/s/ Bing Li	Director	March 30, 2010
By: Bing Li

CHINA YONGXIN PHARMACEUTICALS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Yongxin Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of China Yongxin Pharmaceuticals Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yongxin Pharmaceuticals Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 30, 2010

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,805,271	$600,432
Restricted cash	467,369	-
Accounts receivable, net	12,305,103	6,027,340
Notes receivable	903,867	1,334,078
Other receivable, net	1,931,084	351,488
Advances to suppliers	5,056,246	6,185,388
Prepaid expenses	534,769	342,441
Inventory, net	7,811,628	7,713,209
Due from related party	1,199,628	-
Current assets of discontinued operations	-	173,201
Total Current Assets	32,014,966	22,727,579

Property and Equipment, net	8,751,813	2,673,909

Construction In Progress	1,551	6,066,249

Intangible Assets, net	987,332	72,680

Non-current assets of Discontinued Operations	-	7,305
Total Assets	$41,755,662	$31,547,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,151,219	$3,171,826
Accrued expenses & other payable	5,170,786	2,406,602
Advances from customers	2,055,602	2,579,997
Taxes payable	1,421,434	1,245,649
Loans from related parties	184,662	184,662
Short-term loan payable	1,100,884	1,945,179
Deferred income	419,277	273,753
Shares to be issued	65,000	35,000
Liabilities of discontinued operations	628,837	735,289
Total Current Liabilities	15,197,700	12,577,957

Long term loan	1,320,300	1,320,390

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,666,667 shares issued and outstanding as of December 31, 2009 and 5,000,000 shares issued and outstanding as of December 31, 2008	1,667	5,000
Common stock; $0.001 par value; 75,000,000 shares authorized; 56,448,923 shares issued and outstanding as of December 31, 2009 and 31,400,540 shares issued and outstanding as of December 31, 2008	56,449	31,401
Additional paid in capital	1,165,899	615,906
Deferred consulting expense - issuance of warrants	(4,740)	(72,815)
Prepaid consulting - issuance of shares	(5,000)	(68,750)
Receivable from a related party	(50,000)	(50,000)
Statutory reserve	2,630,329	1,841,241
Other comprehensive income	1,807,859	1,684,649
Retained earnings	13,920,649	9,563,803
Non-controlling interest	5,714,550	4,098,940
Total Stockholders' Equity	25,237,662	17,649,375
Total Liabilities and Stockholders' Equity	$41,755,662	$31,547,722

The accompanying notes are an integral part of these consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Net Revenues	$47,589,280	$59,116,534
Cost of Goods Sold	(31,271,463)	(47,226,275)
Gross profit	16,317,817	11,890,259

Operating Expenses:
Selling expenses	3,543,383	3,521,147
General and administrative expenses	3,575,059	2,500,366
Total operating expenses	7,118,442	6,021,513

Income From Operations	9,199,376	5,868,745

Other Income (Expense):
Other income	278,846	690,516
Other expense	(137,849)	(152,469)
Interest income (expense)	9,173	(6,679)
Total other income	150,170	531,368

Operating Income Before Income Tax and Non controlling Interest	9,349,545	6,400,113

Provision for income tax	(2,594,483)	(1,009,643)

Net Income Before Non controlling Interest and Discontinued operations	6,755,062	5,390,470

Loss from discontinued operations	(30,951)	(84,850)

Net Income Before Non controlling Interest	6,724,111	5,305,619

Non controlling interest	(1,599,122)	(1,239,480)

Net Income	5,124,989	4,066,139

Other Comprehensive Item:
Foreign exchange translation gain	123,209	824,961

Net Comprehensive Income	$5,248,198	$4,891,100

Earning per share
Basic	$0.15	$0.13
Diluted	$0.15	$0.13
Weighted average number of shares outstanding
Basic	33,240,797	31,150,819
Diluted	35,070,051	31,150,819

The accompanying notes are an integral part of these consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	5,124,989	4,066,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(138,997)	-
Stocks and warrants issued for services	94,599	424,700
Depreciation and amortization	447,689	310,443
Amortization of prepaid & deferred consulting cost	141,565	-
Non-controlling interest	1,599,122	1,239,480
(Increase) / decrease in current assets:
Accounts receivable	(6,135,319)	954,908
Notes receivable	429,856	(1,310,799)
Other receivable	(1,535,598)	(169,668)
Advances to suppliers	1,128,028	(53,084)
Prepaid expenses	(192,233)	(5,074)
Inventory	(98,884)	(1,083,197)
Increase / (decrease) in current liabilities:
Accounts payable	895,698	(2,164,344)
Accrued expenses and other payable	2,763,133	910,098
Tax payable	175,762	924,337
Shares to be issued	30,000	-
Advances from customers	(523,898)	1,821,020
Deferred income	-	16,679
Total Adjustments	(919,476)	1,815,498
Net cash provided by operating activities from continuing operations	4,205,513	5,881,637
Net cash provided by/ (used in) operating activities of discontinued operations	88,974	13,323
Net cash provided by operating activities	4,294,486	5,894,960

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(467,369)	-
Investment	-	(115,309)
Acquistion of property & equipment, net	(1,375,577)	(786,486)
Due from related party	(1,198,892)	-
Additions to construction in progress	-	(5,960,396)
Contribution from Non controlling Interest	-	11,532
Net cash used in investing activities from continuing operations	(3,041,838)	(6,850,659)
Net cash provided by investing activities of discontinued operations	16,284	139,039
Net cash used in investing activities	(3,025,555)	(6,711,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of loans/ (payment of loans) from non-related parties	(729,437)	203,797
Stock issued for cash	467,369	-
Receipts of loan from related parties, net	-	64,868
Net cash provided by/ (used in) financing activities from continuing operations	(262,068)	268,664
Net cash used in financing activities of discontinued operations	(105,257)	(67,511)
Net cash provided by/ (used in) financing activities	(367,325)	201,153

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	901,606	(615,507)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	303,232	69,292

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	600,432	1,146,648

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,805,271	$600,432

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Interest	$170,726	$167,156

Income tax	$2,497,591	$15,927

The accompanying notes are an integral part of these consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional	Other		Deferred consulting	Prepaid consulting	Receivable from	Non		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Statutory	expense-	issuance	related	controlling	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Reserve	warrants	of shares	party	Interest	Earnings	Equity
Balance as of December 31, 2007	31,041,845	$31,042	5,000,000	$5,000	$-	$859,688	$1,341,600	$-	$-	$-	$2,623,303	$5,997,306	$10,857,937

Issuance of shares	108,695	109	-	-	49,891	-	-	-	-	(50,000)		-	-

Stock and warrants issued for consulting	250,000	250	-	-	566,015	-	-	(291,265)	(275,000)	-		-	-

Amortization of prepaid consulting	-	-	-	-	-	-	-	218,450	206,250	-		-	424,700
													-
Foreign exchange translation gain	-	-	-	-	-	1,031,202	-	-	-	-		-	1,031,202
													-
Transfer to statutory reserve	-	-	-	-	-	-	499,641	-	-	-		(499,641)	-
													-
Net income for the year	-	-	-	-	-	-	-	-	-	-		5,305,619	5,305,619

Transfer to Non-controlling interest											29,916		29,916

Transfer to non- controlling interest	-	-	-	-	-	(206,241)	-	-	-	-	1,445,721	(1,239,480)	-

Balance as of December 31, 2008	31,400,540	31,401	5,000,000	5,000	615,906	1,684,649	1,841,241	(72,815)	(68,750)	(50,000)	4,098,940	9,563,804	17,649,375

Contribution by Non-controlling interest	-	-	-	-	-	-	-	-	-	-	6,631	-	6,631

Warrants issued for consulting	-	-	-	-	28,439	-	-	(4,740)	-	-	-	-	23,699

Amortization of prepaid consulting	-	-	-	-	-	-	-	72,815	68,750	-	-	-	141,565

Shares issued for consulting	710,000	710	-	-	75,190	-	-	-	(5,000)	-	-	-	70,900

Shares issued under private placement	4,338,383	4,338	-	-	463,031	-	-	-	-	-	-	-	467,369

Conversion of preferred stock to common stock	20,000,000	20,000	(3,333,333)	(3,333)	(16,667)	-	-	-	-	-	-	-	-

Foreign exchange translation gain	-	-	-	-	-	154,011	-	-	-	-	-	-	154,011

Transfer to statutory reserve	-	-	-	-	-	-	789,088	-	-	-	-	(789,088)	-

Net income for the year	-	-	-	-	-	-	-	-	-	-	-	6,724,111	6,724,111

Transfer to non controlling interest	-	-	-	-	-	(30,802)	-	-	-	-	1,608,979	(1,578,177)	-

Balance as of December 31, 2009	56,448,923	$56,449	1,666,667	$1,667	$1,165,899	$1,807,859	$2,630,329	$(4,740)	$(5,000)	$(50,000)	$5,714,550	$13,920,650	$25,237,661

The accompanying notes are an integral part of these consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company") was incorporated in Delaware on February 18, 1999. The Company through its Chinese subsidiaries is engaged in the pharmaceutical medicines and appliances wholesale distribution, pharmacy retail drug stores and ginseng product sales.

On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the stockholders of Yongxin entered into a share exchange agreement (“Share Exchange Agreement”) with the Company. The Share Exchange Agreement was amended on June 15, 2007 (the “Amended Exchange Agreement”). On November 16, 2007, Yongxin and the Company closed on the share exchange under the Amended Exchange Agreement.  On April 12, 2008, we entered into a second amended Share Exchange Agreement with Yongxin, effective November 16, 2007, in which the Company acquired from the original Yongxin stockholders, and Yongxin stockholders transferred to the Company, 80% of the equity interest of Yongxin in exchange for the issuance by the Company of an aggregate of 21,000,000 shares of newly issued common stock and 5 million shares of Series A Preferred Stock to the Yongxin stockholders and/or their designees, representing, immediately following closing, 70% of the total issued and outstanding shares of common stock of the Company in exchange for 80% shares of Yongxin (“Share Exchange Transaction”). The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock.

For accounting purposes, this transaction was accounted for as a reverse merger, since the stockholders of Yongxin own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company.  This acquisition was accounted for at historical cost in a manner similar to that in the pooling of interests method since after the acquisition, the former stockholders of Yongxin acquired a majority of the outstanding shares of the Company.

Yongxin was originally established in 1993. The Company is engaged in wholesale and retail of medicines. The Company’s operations are based in Changchun City, Jilin Province, China.

In 2004, Yongxin established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop a customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and sells over-the-counter western and traditional Chinese medicines and other medical-related products.

On March 16, 2007, Jilin Province Yongxin Chain Drugstore Ltd. entered into various agreements with retail drug stores in Tianjin, and established Tianjin Jingyongxin Chain Drugstore Ltd. (“Jinyongxin Drugstore”) with an investment of $116,868, in which the Company has the 90% ownership of the Jinyongxin Drugstore.  The Company is located in Tianjin City, China.

On May 15, 2007, Yongxin established Jilin Dingjian Natural Health Products Co., Ltd. (“Dingjian”) with an investment of $116,868 whereby the stockholders of the company have 90% ownership of Dingjian. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.

On June 15 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. ( “Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 to purchase the property and equipment and Yongxin agreed to pay $80,076 evenly over the next 32 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore.  Caoantang Drugstore operates a chain of 32 chain retail drugstores and covers a business area of 2,804 M2, which sell over-the-counter western and traditional Chinese medicines and other medical-related products.

On May 5, 2008 the Company changed its name from Nutradyne Group, Inc to China Yongxin Pharmaceuticals Inc.

In November 2009, Dingjian entered into an Equity Transfer Agreement (the “Agreement”) with Sun Shi Wei, an individual, to transfer 90% of ownership with all its assets and liabilities to Sun Shi Wei.  The 10% non-controlling interest remained unchanged.  Both parties agreed that Sun Shi Wei assumed the net liabilities. No other consideration was exchanged. Dingjian would be liable for any undiscovered liability other than the liability assumed by Sun Shi Wei, pursuant to the Agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi (“CNY”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

TRANSLATION ADJUSTMENT

As of December 31, 2009 and 2008, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

NON-CONTROLLING INTEREST

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP. The Company acquired 80% of Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively.  The 20% equity interest held by Yongxin Liu and Yongkui Liu represents non-controlling interest amounting to $5,687,633 as at December 31, 2009 compared to $4,078,654 as at December 31, 2008.

The Company owns a 90% ownership interest in Jinyongxin Drugstore. The remaining 10% interest in Jinyongxin Drugstore is owned by third parties.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2009, we made no allowance for doubtful debts. As of December 31, 2008, we made allowance of doubtful debts of $112,452.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of December 31, 2009 and December 31, 2008, advance to suppliers amounted to $5,056,246 and $6,186,269, respectively.

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

ADVERTISING

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  The advertising expense for the years ended December 31, 2009 and 2008 was $132,264 and $26,124, respectively.

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

INCOME TAXES

The Company utilizes SFAS No. 109 (ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share”. SFAS No. 128 (ASC 260) superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. Weighted average number of common shares was calculated in accordance with the Statement of Financial Accounting Standards No. 141R (SFAS No. 141R) (ASC 805), “Business Combinations”.  Basic and diluted earnings per share were $0.15 and $0.13 for the years ended December 31, 2009 and 2008, respectively.

STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon its products and services (see Note 20).

RISKS AND UNCERTAINTIES

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Under current PRC law on foreign investment, foreign companies are allowed to establish or invest in wholly-owned foreign enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. These regulations limit the number and size of retail pharmacy outlets that a foreign investor may establish. If a foreign investor owns more than 30 outlets that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor's ownership interests in the outlets may be limited to 49.0%. The Company currently controls more than 30 retail pharmacy outlets through its 80% equity ownership interest in Yongxin, 100% equity ownership in Caoantang Drugstore and 90% equity ownership interest in Jinyongxin Drugstore. At the time of the establishment of Yongxin, Yongxin already controlled in excess of 30 retail pharmacy outlets and with this structure in place it obtained all required approvals from the relevant governmental agencies in Jilin Province for the joint venture. The Company has been advised by its PRC counsel, that based on their understanding of the current PRC laws, rules and regulations and the Company’s receipt of all relevant government approvals for the equity joint venture, the structure under which it operates and holds equity ownership in its retail pharmacy businesses complies with all applicable PRC laws, rules and regulations. However, there are uncertainties regarding the interpretation and application of PRC laws, rules and regulations by PRC government authorities, and there is a risk that such authorities may later issue a differing interpretation of the law and determine that the Company’s corporate and/or ownership structure does not comply with PRC laws, rules and regulations. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to the Company’s corporate structure or its business operations. If the Company and/or its PRC subsidiaries are determined to be in violation of any existing or future PRC laws, rules or regulations, including laws applicable to foreign investment in retail pharmacy outlets, or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including: The imposition of penalties and/or a restructuring of the Company’s holding structure in order to comply with relevant PRC regulations could severely disrupt the Company’s ability to conduct business and could have a material adverse effect on the Company’s financial condition, results of operations and prospects and also could result in:

•	revoking the business and operating licenses of the Company’s PRC consolidated entities;

•	discontinuing or restricting the operations of the Company’s PRC consolidated entities;

•	imposing conditions or requirements with which the Company or its PRC consolidated entities may not be able to comply;

•	requiring the Company or its PRC consolidated entities to restructure the relevant ownership structure or operations;

•	restricting or prohibiting the Company’s use of the proceeds from its financings to fund its business and operations in China; or

•	imposing fines.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")” - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3 –OTHER RECEIVABLE

Other receivables as of December 31, 2009 and 2008 are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	2009	2008
Advance to employees	$26,493	$92,368
Advances to store employees	15,037	2,685
Advances to third parties	-	93,364
Rent receivable	79,218	79,223
Deposits	765,925	7,619
Sponsorship from customers	987,174	-
Others	57,237	76,229
Total	$1,931,084	$351,488

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of December 31, 2009 and 2008 comprised of the following:

	2009	2008
Prepaid rent	$18,087	$273,484
Rent	489,156	-
Other prepaid expenses	27,525	68,957
Total	$534,769	$342,441

NOTE 5 - INVENTORIES

As of December 31, 2009 and 2008, inventory consisted of the following:

	2009	2008
Packaging Materials	$200,007	$342,832
Finished Goods	7,611,621	7,370,377
Total inventory	7,811,628	7,713,209
Net inventory	$7,811,628	$7,713,209

NOTE 6 - PROPERTIES AND EQUIPMENT

As of December 31, 2009 and 2008 the property and equipment of the Company consisted of the following:

	2009	2008
Office furniture and fixtures	$930,962	$998,730
Vehicles	392,557	441,921
Buildings	8,637,138	2,079,690
Total property and equipment	9,960,657	3,520,341
Less: Accumulated depreciation	(1,200,420)	(846,432)
Net value of property and equipment	$8,751,813	$2,673,909

The Company had depreciation expense of $409,245 and $293,632for as of December 31, 2009 and 2008, respectively.

NOTE 7 - CONSTRUCTION IN PROGRESS & SOFTWARE DEVELOPMENT

As of December 31, 2009 and 2008, construction in progress, representing infrastructures improvement and software development, amounted to $1,551 and $6,066,249, respectively.  The amount of capitalized interest included in construction in progress as of December 31, 2009 and 2008 is $0 and $311,702, respectively.  The constructions were finished at the end of December and were transferred to fixed assets.

As of December 31, 2009 and 2008, the construction in progress of the Company consisted of the following:

	2009	2008
Infrastructures improvement	$-	$4,841,430
Capitalized interest	-	913,117
Total infrastructures improvement	-	5,754,547
Software development	1,551	311,702
Total construction in progress	$1,551	$6,066,249

NOTE 8-   INTANGIBLE ASSETS

As of December 31, 2009 and December 31, 2008, the intangible assets of the Company consisted of the following:

	2009	2008
Trademark	$-	$1,174
Software	1,102,893	108,286
Total intangible assets	1,102,893	109,460
Less: Accumulated amortization	(115,561)	(36,780)
Net value of intangible assets	$987,332	$72,680

The amortization expense for as of December 31, 2009 and December 31, 2008 amounted to $37,370 and $18,360, respectively.

The amortization expenses for intangible assets for next five years after December 31, 2009 are as follows:

December 31, 2010	$197,466
December 31, 2011	197,466
December 31, 2012	197,466
December 31, 2013	197,466
December 31, 2014	197,466
Total	$987,432

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sell products for the Company.  Other payables and accrued expenses consist of the following as of December 31, 2009 and 2008:

	2009	2008
Accrued compensation	$1,091,299	$998,824
Accrued rent expense	124,874	247,573
Accrued professional fees	86,026	60,806
Accrued litigation	987,515	311,685
Accrued interest	8,133	78,473
Accrued payable	2,539,032	435,135
Accrued education& employee funds	-	29,088
Other accrued expense	112,151	43,099
Sales agent deposits	113,265	84,668
Other payable	108,491	117,251
	$5,170,786	$2,406,602

NOTE 10 - ADVANCE FROM CUSTOMERS

The advances from customers amounted to $2,055,602 and $2,579,997, respectively as of December 31, 2009 and December 31, 2008, represent the deposits made by customers to purchase inventory from the Company.

NOTE 11 - DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs.  The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year.  The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year.  The Company classified 10% of the sales made through the healthcare program networks as deferred income as the collectability of these sales is uncertain. As of December 31, 2009 and December 31, 2008, the Company has deferred income of $420,277 and $273,753, respectively.

NOTE 12 - SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued.  Once the Company issues shares, the amounts are classified as Common stock.  As of December 31, 2009, the Company has total 500,000 shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005, and the amount is included in the accrued expenses.

During the year ended December 31, 2009, the Company entered into an agreement with an investor relations firm for services.  The term of services is one year and the Company is obligated to issue 600,000 shares to the investor relations firms.  As of December 31, 2009, only 300,000 shares were issued to the investor relations firm and the balance is still to be issued.  The Company has recorded the fair market value of the 300,000 shares of $36,000 as shares to be issued. The unamortized portion of the fee of $6,000 has been recorded as a contra amount and netted out.

NOTE 13 -TAXES PAYABLE

Tax payable comprised of the following taxes as of December 31, 2009 and 2008:

	2009	2008
VAT	$7,874	$14,247
Business Tax	94,785	166,817
City Construction Tax	6,658	6,660
Education Tax	5,356	5,357
Income Tax	1,305,906	1,051,642
Others	855	1,326
Total	$1,421,434	$1,245,649

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2009.  Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for as of December 31, 2009 and December 31, 2008:

	2009	2008
Current income tax expense
US Federal	-	-
US State	-	-
PRC current income tax expense	$2,594,483	$1,009,643
Total Provision for Income Tax	$2,594,483	$1,009,643

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2009	2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax - PRC	25%	25%
Exempt from income tax	-	-
Temporary difference	0.24%	2%
Tax expense at actual rate	25.24%	27%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets of $4,473,105, a reserve equal to the amount of deferred income taxes has been established at December 31, 2009.

People’s Republic of China (“PRC”)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of December 31, 2009 and 2008.

	2009	2008
Net taxable income	$10,475,363	$7,245,543
Income tax @ 25.24% and 27%	$2,594,483	$1,009,643

NOTE 14 - SHORT-TERM LOANS PAYABLE

The Company had loans payable amounting to $1,100,884 as of December 31, 2009 and $1,967,185 as of December 31, 2008.  The loans are secured by personal properties of a main stockholder of the Company.  The loans payable at December 31, 2009 comprised of the following:

	2009	2008
Loan payable to a non-related party, interest free, due by December 31, 2009		249,406
Loan payable to a non-related party, interest free, due by December 31, 2009		772,156
Loan payable to a non-related party, interest free, due by December 31, 2009		558,642
Loan payable to a non-related party, interest free, due by December 31, 2009		234,736
Loan payable to a non-related party, interest at 1.5% annually, due by December 31, 2009	237,146	-
Loan payable to Jilin Bank, interest at 6.9% annually, due by January 22, 2010	733,500
Various loans, interest free, unsecured and due on demand	130,238	130,238
Total	$1,100,884	$1,945,179

NOTE 15 - LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $1,320,300 as of December 31, 2009 and $1,320,390 as of December 31, 2008.  The loans are secured by personal properties of a significant stockholder of the Company.  The loans payable at December 31, 2009 comprised of the following:

The following is the future payment schedule of the long term loan:

	2009	2008
Loan Payable to Runfeng Agriculture Credit Union, annual interest at 8.748% and 11.02%, respectively, due by January 26, 2011	$1,320,300	$1,320,390

The following is the future payment schedule of the long term loan:

Due January 26, 2011	$1,320,300

NOTE 16 - LOANS FROM RELATED PARTIES

As of December 31, 2009 and December 31, 2008, the loans from related parties were comprised of the following:

	2009	2008
Loans payable to officers, interest free, due on demand, and unsecured	$184,662	$184,662
Total	$184,662	$184,662

NOTE 17 - STOCKHOLDERS' EQUITY

The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock. In particular, the holder of any shares of Series A Convertible Preferred Stock shall have the right, at its option, to convert, any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on a six (6) for one (1) basis. The conversion formula is conditioned on the Company earning no less than $3 million of net income in for the fiscal year ending December 31, 2007; $4 million of net income in the fiscal year ending December 31, 2008 and $5 million of net income in the fiscal year ending December 31, 2009. In the event that in any of the three fiscal years, the Company earns less than required net income amounts for conversion, then the conversion right shall be proportionately reduced by the amount of the shortfall below the required net income amount, with the "catch-up" right to convert additional shares to the extent that the net income exceeds $3 million; $4 million and $5 million respectively in each of the three consecutive years. In no event shall this conversion right allow for the conversion of the Series A Preferred Stock into more than 6 common shares for each share of Series A Preferred Stock over the course of the aforementioned three calendar years. The net income requirements shall be based upon an audit of the revenues for each fiscal year. All conversions shall be made within 30 days of the completion of such audit.  During the year ended December 31, 2009, holders of 3,333,333 preferred shares opted to convert the preferred shares into 20,000,000 common shares.

As of December 31, 2009 and December 31, 2008, the Company had 56,448,923 and 31,400,540 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2009, the Company issued 10,000 shares for website designing services and 100,000 shares for legal services. The shares were valued at the fair market value of $9,900 and expensed during the year ended December 31, 2009 in the accompanying consolidated financial statements.

During the year ended December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services. The agreement is for a period of 1 year and the Company agreed to issue 300,000 shares of restricted common stock and 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to the investor relations firm. The Company valued the shares at the fair market value of $30,000 and expensed $23,700 during the year ended December 31, 2009 in the consolidated financial statements.

During the year ended December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services.  The agreement is for a period of 1 year and the Company agreed to issue 600,000 shares of restricted common stock to the investor relation firm.  The Company valued the shares at the fair market value of $72,000 and expensed $66,000 during the year ended December 31, 2009 in the consolidated financial statements. As of December 31, 2009, 300,000 of such shares are still not issued and are included in the shares to be issued. The unamortized part of the fee has been netted out of the amount of shares to be issued.

On September 25, 2009, the Company closed a private placement of its equity securities.  We issued a total of 3,338,383 shares of our common stock, restricted in accordance with Rule 144, to 157 accredited investors, for total consideration of $467,369.  In addition, we issued to the investors warrants to acquire another 3,338,385 shares of our common stock at $0.35 per share, exercisable for a period of three years.  In relation to this private placement, the Company also issued 1,000,000 shares of common stock and paid $35,000 cash. The warrants granted to the investors were valued using the Black-Scholes option-pricing model.

During the year ended December 31, 2009, holders of 3,333,333 preferred shares opted to convert the preferred shares into 20,000,000 common shares.

On April 1, 2008, the Company issued to Investor Relations International (“IRI”) 250,000 restricted common stocks valued at $275,000, to render investor relations and financial communication services.  The Company amortized the prepaid consulting over 1 year period based upon the terms of the agreement.

As of October 30, 2008, the Company sold 108,695 shares to an unrelated party for $50,000.  The amount was received directly by the related party, and the Company shows a receivable from the related party for such amount.  The related party receivable is interest free, due on demand, unsecured and has been reflected in the equity section in the accompanying consolidated financial statements.

NOTE 18 – WARRANTS

Following is a summary of the warrant activity for the period ended December 31, 2009:

Outstanding, December 31, 2008	2,022,080
Granted during the year	3,638,385
Expired during the year	(472,080)
Exercised during the year	-
Outstanding, December 31, 2009	5,188,385

Following is a summary of the status of warrants outstanding at December 31, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value

$0.5 - $4	5,188,385	2.87	$0.59	5,188,385	1,189,016

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

The 3,638,385 warrants granted during the year ended December 31, 2009:

Risk-free interest rate	2.63%
Expected life of the warrants	3-5 years
Expected volatility	215%-217%
Expected dividend yield	0

During the year ended December 31, 2009 the Company granted 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to an investor relation firm. The Black-Scholes fair market value of the warrants was $28,439. The Company recorded an expense of $30,300 during the year ended December 31, 2009 in the consolidated financial statements for the warrants.

On September 25, 2009, the Company closed a private placement of our equity securities.  We issued a total of 3,338,385 shares of our common stock, restricted in accordance with Rule 144, to 157 accredited investors, for total consideration of $467,369.  In addition, we issued to the investors warrants to acquire another 3,338,385 shares of our common stock at $0.35 per share, exercisable for a period of three years.  The fair market value of the warrants was calculated using the Black-Scholes option pricing model and was netted against the net proceeds of the private placement.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Consulting agreements

On April 1, 2008, the Company signed a letter of engagement with Investor Relations International (“IRI”).  According to the terms of the agreement, IRI agreed to perform investor relations and financial communication services.  The agreement was for a twelve-month period and the Company agreed to pay $10,000 per month to IRI, to issue 250,000 shares of restricted common stock, and to issue 300,000 warrants at an exercise price from $1.50 to $4.00 per share.  During the year ended December 31, 2009, the Company expensed $141,566 in the consolidated financial statements.

As of December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services.  The agreement is for a period of 1 year and the Company agreed to issue 600,000 shares of restricted common stock to the investor relations firm. The Company recorded an expense of $66,000 during the year ended December 31, 2009 in the consolidated financial statements.  As of December 31, 2009, 300,000 of such shares are still not issued and are included in the shares to be issued.  The unamortized part of the fee has been netted out of the amount of shares to be issued.

Leases

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at December 31, 2009, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2010	1,058,624
2011	945,708
2012	301,835
2013	95,551
2014	-
Total minimum lease payments	2,401,718

The company sub-leases its building to an unrelated company.  The lease term is one year.  The Company recognizes rent income on a straight-line basis over the term of the lease.

Legal proceedings

On or about October 17, 2008, a former officer initiated an action in the Superior Court for the State of California, County of Los Angeles, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputed the claims and diligently defended against them. The Company was defending itself against claims for open account and intentional misrepresentation.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The case was settled in October, 2009 for $50,000 cash and 400,000 shares of common stock.  The court also ordered interest at the rate of 10% on $50,000 from June 20, 2009 till the date the amount is paid off.  The Company has accrued an aggregate sum of $127,397 for the cash to be paid and for the fair market value of the shares to be issued.

The Company was also involved in an ongoing legal proceeding filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  The Company strongly disputed the lawsuit and aggressively defended such action. The Company has accrued $219,000 in the accompanying financials statements.

A former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages, bonuses, benefits, penalties and interest.  The case went into trial in November 2009 and the trial court thereafter issued a judgment for plaintiff and against the Company in amount of $641,016.  As of December 31, 2009, the Company has not paid the judgment amount and the same has been accrued in the accompanying financials as accrued litigation.

A former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages that accrued during his employment from 2005 to 2008 as well as penalties, interest and attorney fees.  The breakdown of plaintiff’s damage claim is still unknown at this time. The parties are in discovery and trial has been set for May 10, 2010.

NOTE 20 – SEGMENT INFORMATION

The Company operates in two business segments: retail drug stores, pharmaceutical medicine wholesales sales. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items.  As of December 31, 2009, the retail drug store segment operated 79 retail stores with business area of 9,834 square meters in three cities in China.

The pharmaceutical medicine wholesales segment, operated through Yongxin Medical, provides logistics wholesale distribution of over-the-counter and prescribed medicines to hospitals, clinics, medical institutions and retail drug stores.

The following table summarizes significant financial information by segment:

	2009	2008

Revenues from unaffiliated customers:
Retail drug stores	$13,898,119	10,865,100
Pharmaceutical medicine wholesales	38,832,521	53,117,095
Unallocated		1,000
Revenues from inter-company sales	(5,141,360)	(4,866,661)
Consolidated Totals	$47,589,280	59,116,534

Net income:
Retail drug stores	$1,084,679	599,589
Pharmacy wholesales	5,255,550	4,482,397
Unallocated	1,217,460	(930,279)
Net income from inter-company	(19,823)	(85,568)
Consolidated Totals	$5,124,989	4,066,139

Depreciation and amortization:
Retail drug stores	60,869	167,680
Pharmacy wholesales	316,390	142,182
Unallocated	70,430	581
Consolidated Totals	447,689	310,443

Interest income:
Retail drug stores	6,803	2,470
Pharmacy wholesales	8,509	-
Unallocated	-	-
Consolidated Totals	15,312	2,470

Interest expense:
Retail drug stores	-	-
Pharmacy wholesales	6,138	720
Unallocated	-	8,428
Consolidated Totals	6,138	9,148

Capital expenditures:
Retail drug stores	1,123,242	1,350,129
Pharmacy wholesales	245,034	5,399,303
Unallocated	7,300	112,759
Consolidated Totals	1,375,577	6,862,191

Identifiable assets:
Retail drug stores	29,782,442	8,333,213
Pharmacy wholesales	11,505,850	23,206,845
Unallocated	467,370	7,664
Consolidated Totals	$41,755,662	31,547,722

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

NOTE 22 - DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., subsidiary of Nutradyne, filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as discontinued operations.

In November 2009, a subsidiary of the Company, Jilin Dingjian Natural Health Products Co., Ltd, entered into an agreement (the “Agreement”) with Sun Shi Wei, an individual, to transfer 90% of ownership with all its assets and liabilities to Sun Shi Wei.  The 10% minority interest remained unchanged.  Both parties agreed that Sun Shi Wei assumed the net liability. No other money was exchanged.  The Agreement also indicated that the Company would be liable for any undiscovered liability.

Because the buyer assumed the net liability, the Company recorded a journal entry to record a gain from disposal of assets and liabilities at November 30, 2009.  Jilin Dingjian Natural Health Products Co., Ltd is presented in the accompanying financial statements as discontinued operations.

Balance Sheet information for the discontinued subsidiaries as of December 31, 2009 and 2008 is as follows:

	2009	2008
Assets:
Cash	$-	$8,989
Accounts receivables, net		3,534
Other receivables		5,965
Prepaid expenses		3,244
Inventory	-	151,468
Total current assets	-	173,201
Property, Plant & Equipment, net	-	6,298
Intangible Assets, net	-	1,007
Total assets	$-	$180,507

Liabilities:
Accounts payable	$227,590	$227,590
Accrued expenses	238,581	239,704
Loans payable	162,666	267,995
Total liabilities	$628,837	$735,289

Net liabilities of discontinued operations	$628,837	$554,783

NOTE 23 - SUBSEQUENT EVENT

On March 4, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $125,000. The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $0.20 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing. The notes are secured by pledged stock, and by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock. The notes may be redeemed by the Company at any time for 110% of outstanding principal and interest. The note investors also received, as a part of the financing, warrants for the purchase of up to 625,000 shares of our common stock with an exercise price $0.50 per share (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.

In addition, subsequent to year end, the Company issued a total of 900,000 shares of common stock for the settlement of liability that was accrued on the balance sheet as of December 31, 2009.