Form 10-Q
period 2010-03-31
China Yongxin Pharmaceuticals Inc.
filed 2010-05-21
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The registrant had 63,239,423 shares of common stock, par value $0.001 per share, outstanding as of May 13, 2010.

CHINA YONGXIN PHARMACEUTICALS INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

Part I. Financial Information

Item 1. Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC.
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets as at March 31, 2010 and December 31, 2009	3
Unaudited Consolidated Statements of Income for the Three Month Periods ended March 31, 2010 and 2009	4
Unaudited Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2010 and 2009	5
Notes to Unaudited Consolidated Financial Statements	6

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,995,675	$1,805,271
Restricted cash	1,038,869	467,369
Accounts receivable, net	12,564,016	12,305,103
Notes receivable	1,948,122	903,867
Other receivable, net	1,402,470	1,931,084
Advances to suppliers	6,280,863	6,255,874
Prepaid expenses	385,932	534,769
Inventory, net	7,769,226	7,811,628
Total Current Assets	33,385,173	32,014,966

Property and Equipment, Net	8,473,966	8,753,364

Intangible Assets, Net	960,627	987,332
Total Assets	$42,819,766	$41,755,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,277,148	$4,151,219
Accrued expenses & other payable	4,006,311	5,170,786
Advances from customers	2,004,924	2,055,602
Taxes payable	769,919	1,421,434
Loans from related parties	-	184,662
Short-term loan payable	2,327,321	1,100,884
Deferred income	110,609	419,277
Shares to be issued	71,000	65,000
Liabilities of discontinued operations	58,753	628,837
Total Current Liabilities	13,625,986	15,197,700

Long Term Loan	-	1,320,300
Convertible Note Payable, Net	63,542	-

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,666,667 shares issued and outstanding as of March 31, 2010 and December 31, 2009	1,667	1,667
Common stock; $0.001 par value; 75,000,000 shares authorized; 57,348,923 shares issued and outstanding as of March 31, 2010 and 56,448,923 shares issued and outstanding as of December 31, 2009	57,349	56,449
Additional paid in capital	2,519,351	1,165,899
Deferred consulting expense - issuance of warrants	-	(4,740)
Prepaid consulting - issuance of shares	-	(5,000)
Receivable from a related party for issuance of shares	(50,000)	(50,000)
Statutory reserve	2,716,929	2,630,329
Other comprehensive income	1,808,088	1,807,859
Retained earnings	16,183,821	13,920,650
Total	23,237,205	19,523,112
Non-controlling interest	5,893,034	5,714,550
Total Stockholders' Equity	29,130,239	25,237,662
Total Liabilities and Stockholders' Equity	$42,819,766	$41,755,662

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Net Revenues	$10,679,465	$9,184,994
Cost of Goods Sold	(8,276,361)	(6,954,270)
Gross profit	2,403,105	2,230,724

Operating Expenses:
Selling expenses	794,123	820,162
General and administrative expenses	847,830	338,492
Total operating expenses	1,641,954	1,158,654

Income From Operations	761,151	1,072,070

Other Income (Expense):
Gain on settlement of debt	75,000	-
Other income	71,351	87,797
Other expense	(62,618)	(26,377)
Interest income (expense)	-50,696	8,474
Total other income	158,273	69,894

Operating Income Continued Operations Before Income Tax and Non-controlling Interest	919,424	1,141,964

Provision for Income Tax	(290,816)	(204,765)

Net Income Before Non-controlling Interest and Discontinued Operations	628,608	937,199

Discontinued Operations
Gain/ (Loss) from discontinued operations	10,997	(416,222)
Gain on disposal of subsidiaries	1,889,800	-
Total income (loss) from discontinued operations	1,900,798	(416,222)

Net Income Before Non-controlling Interest	2,529,406	520,977

Net Income Attributable to Non-controlling interest	(178,425)	(132,585)

Net Income Attributable to the Company	2,350,980	388,392

Other Comprehensive Item:
Foreign exchange translation gain (loss)	288	(23,677)

Net Comprehensive Income	$2,351,268	$364,715

Earning Per Share
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted Average Number of Shares Outstanding
Basic	56,997,812	31,041,845
Diluted	59,616,201	31,041,845

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,350,980	$388,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Beneficial conversion feature & warrant fee amortization	63,542	-
Debt issue costs amortization	9,633	-
Depreciation and amortization	178,938	85,036
Amortization of prepaid & deferred consulting cost	15,740	141,566
Non-controlling interest	178,425	132,585
Gain on settlement of debt	(85,997)	-
Gain on sale of subsidiaries	(1,880,798)
Loss on sale of assets	8,741	-
(Increase) / decrease in current assets:
Accounts receivable	(258,825)	(246,078)
Notes receivable	(1,043,899)	726,534
Other receivable	548,427	6,345
Advances to suppliers	(24,981)	(260,689)
Prepaid expenses	265,001	52,847
Inventory	42,388	45,600
Increase / (decrease) in current liabilities:
Accounts payable	915,153	(38,719)
Accrued expenses and other payable	(301,853)	(457,358)
Tax payable	(651,293)	191,627
Advances from customers	(50,660)	(722,342)
Deferred income	(309,562)	(181,776)
Total Adjustments	(2,381,881)	(524,821)
Net cash provided by operating activities from continuing operations	(30,901)	(136,430)
Net cash provided by/ (used in) operating activities of discontinued operations	(20,000)	416,222
Net cash used in / (provided by) operating activities	(50,901)	279,792

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, equipment and intangible assets	-	(262,301)
Proceeds from sale of property and equipment	117,585	-
Net cash provided by / (used in) investing activities from continuing operations	117,585	(262,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of loans from non-related parties	695,362	981,397
Restricted cash	(571,500)	-
Net cash provided by financing activities	123,862	981,397

NET INCREASE IN CASH AND CASH EQUIVALENTS	190,546	998,889

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(142)	(942)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,805,271	609,422

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,995,675	$1,607,369

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$40,909	$14,424
Income tax	$983,750	$122,342

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) (the “Company") was incorporated in Delaware on February 18, 1999. The Company, through its Chinese subsidiaries, is engaged in the wholesale and retail sales of pharmaceuticals, medical equipment, other medical-related products, health products including nutritional and dietary supplements, and cosmetics.

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

Yongxin was originally established in 1993. The Company is engaged in the wholesale and retail sale of medicines. The Company’s operations are based in Changchun City, Jilin Province, China.

In 2001, Yongxin established Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”) with an investment of RMB 2,500,000 (equivalent to $303,000) to develop a customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and sells over-the-counter western and traditional Chinese medicines and other medical-related products.

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

On June 15 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. (“Caoantang Drugstore”) with an investment of $328,430, including $144,509 in cash and $183,921 to purchase the property and equipment and Yongxin agreed to pay $80,076 evenly over the next 32 months for this investment. Caoantang Drugstore is a 100% owned subsidiary of Yongxin Drugstore.  Caoantang Drugstore operates a chain of 32 retail drugstores, collectively covers a business area of 2,804 square meters, and this chain sells over-the-counter western and traditional Chinese medicines and other medical-related products.

On May 5, 2008 the Company changed its name from Nutradyne Group, Inc. to China Yongxin Pharmaceuticals Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

TRANSLATION ADJUSTMENT

As of March 31, 2010, the accounts of Yongxin were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC 830), “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

NON-CONTROLLING INTEREST

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP. The Company acquired 80% of Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively.  The 20% equity interest held by Yongxin Liu and Yongkui Liu represents the non-controlling interest amounting to $5,860,892 as of March 31, 2010 as compared to $5,687,633 as of December 31, 2009.

The Company owns a 90% ownership interest in Jinyongxin Drugstore. The remaining 10% interest in Jinyongxin Drugstore is owned by third parties. As of March 31, 2010 and December 31, 2009, the 10% equity interest amounted to $32,142 and $26,917, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2010 and December 31, 2009, there was no allowance for doubtful debts.

The Company entered into a factoring agreement with China Jilin Bank Corporation Limited (“Jilin Bank”), to transfer accounts receivable with full recourse. The Company is required to repurchase the transferred accounts receivable, if any controversy arises on the accounts receivable, at a price of proceeds received from Jilin Bank less settled accounts receivable plus interest and other necessary penalty or expense.  The Company accounts for its transferred accounts receivable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” (“ASC 810”), with the proceeds received from Jilin Bank being recognized as secured borrowings (Note 13).

NOTE RECEIVABLE

Notes receivable represent bankers’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bankers’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of March 31, 2010 and December 31, 2009, advances to suppliers amounted to $6,280,863 and $6,255,874, respectively.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives ranging from 5 to 20 years. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	20 years
Infrastructures and leasehold improvements	10 years
Equipment (including electronic facilities, sports, education and recreation facilities)	10 years
Automobiles	10 years
Furniture and fixtures	5 years
Computer hardware and software	5 years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement No. 123R , Share-Based Payment (SFAS 123R) (ASC 718), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share were $0.04 and $0.01 for the three month periods ended March 31, 2010 and 2009, respectively.

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

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Under current PRC law on foreign investment, foreign companies are allowed to establish or invest in wholly-owned foreign enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. These regulations limit the number and size of retail pharmacy outlets that a foreign investor may establish. If a foreign investor owns more than 30 outlets that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor's ownership interests in the outlets may be limited to 49.0%. The Company currently controls more than 30 retail pharmacy outlets through its 80% equity ownership interest in Yongxin, Yongxin’s 100% equity ownership in Yongxin Drugstore, and Yongxin Drugstore’s 100% equity ownership in Caoantang Drugstore and 90% equity ownership interest in Jinyongxin Drugstore. At the time of the establishment of Yongxin, Yongxin already controlled in excess of 30 retail pharmacy outlets and with this structure in place it obtained all required approvals from the relevant governmental agencies in Jilin Province for the joint venture. The Company has been advised by its PRC counsel, that based on their understanding of the current PRC laws, rules and regulations and the Company’s receipt of all relevant government approvals for the equity joint venture, the structure under which it operates and holds equity ownership in its retail pharmacy businesses complies with all applicable PRC laws, rules and regulations. However, there are uncertainties regarding the interpretation and application of PRC laws, rules and regulations by PRC government authorities, and there is a risk that such authorities may later issue a differing interpretation of the law and determine that the Company’s corporate and/or ownership structure does not comply with PRC laws, rules and regulations. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to the Company’s corporate structure or its business operations. If the Company and/or its PRC subsidiaries are determined to be in violation of any existing or future PRC laws, rules or regulations, including laws applicable to foreign investment in retail pharmacy outlets, or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including: The imposition of penalties and/or a restructuring of the Company’s holding structure in order to comply with relevant PRC regulations could severely disrupt the Company’s ability to conduct business and could have a material adverse effect on the Company’s financial condition, results of operations and prospects and also could result in:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in the earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company expects the adoption of this ASU will have no material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors. Such amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company expects the adoption of this ASU will have no material impact on the Company’s consolidated financial statements.

NOTE 3 –OTHER RECEIVABLE

Other receivables as of March 31, 2010 and December 31, 2009 are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	March 31, 2010	December 31, 2009
Advance to employees	$42,675	$26,493
Advances to store employees	339,474	15,037
Rent receivable	26,406	19,218
Deposits	54,035	765,925
Sponsorship from customers	906,750	987,174
Others	33,130	57,237
Total	$1,402,470	$1,931,084

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of March 31, 2010 and December 31, 2009 comprised of the following:

	March 31, 2010	December 31, 2009
Prepaid rent	$-	$18,087
Rent	228,241	489,156
Other prepaid expenses	42,172	27,525
Prepaid debt issue costs	115,519	-
Total	$385,932	$534,769

NOTE 5 - INVENTORIES

As of March 31, 2010 and December 31, 2009, inventory consisted of the following:

	March 31, 2010	December 31, 2009
Packaging Materials	$34,337	$200,007
Finished Goods	7,734,888	7,611,621
Total inventory	$7,769,226	$7,811,628

NOTE 6 - PROPERTIES AND EQUIPMENT

As of March 31, 2010 and December 31, 2009, the property and equipment of the Company consisted of the following:

	March 31, 2010	December 31, 2009
Office furniture and fixtures	$937,991	$930,962
Vehicles	386,994	392,557
Buildings	8,510,942	8,629,014
Construction in progress	1,595	1,551
Total property and equipment	9,837,522	9,953.784
Less: Accumulated depreciation	(1,363,556)	(1,200,420)
Net value of property and equipment	$8,473,966	$8,753,364

The Company had depreciation expense of $150,619 and $74,195 for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 7-   INTANGIBLE ASSETS

As of March 31, 2010 and December 31, 2009, the intangible assets of the Company consisted of the following:

	March 31, 2010	December 31, 2009
Software	$1,104,507	$1,102,893
Total intangible assets	1,104,507	1,102,893
Less: Accumulated amortization	(143,880)	(115,561)
Net value of intangible assets	$960,627	$987,332

The amortization expense for the three month periods ended March 31, 2010 and 2009 amounted to $28,319 and $12,237, respectively.

The amortization expenses for intangible assets for next five years after March 31, 2010 are as follows:

March 31, 2011	$32,797
March 31, 2012	31,845
March 31, 2013	29,411
March 31, 2014	27,050
March 31, 2015	25,047
Total	$146,151

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sell products for the Company.  Other payables and accrued expenses consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accrued compensation	$336,155	$1,091,299
Accrued rent expense	152,381	124,874
Accrued professional fees	256,268	86,026
Accrued litigation	988,221	987,515
Accrued interest	6,060	8,133
Accrued payable	2,020,819	2,539,032
Other accrued expense	-	112,151
Sales agent deposits	79,022	113,265
Other payable	167,386	108,491
	$4,006,311	$5,170,786

NOTE 9 - ADVANCE FROM CUSTOMERS

The advances from customers, which amounted to $2,004,924 and $2,055,602, respectively, as of March 31, 2010 and December 31, 2009, represent the deposits made by customers to purchase inventory from the Company.

NOTE 10 - DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs.  The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year.  The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year.  The Company classified 10% of the sales made through the healthcare program networks as deferred income as the collectability of these sales is uncertain. As of March 31, 2010 and December 31, 2009, the Company had deferred income of $110,609 and $419,277, respectively.

NOTE 11 - SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued.  Once the Company issues shares, the amounts are classified as Common stock.  As of March 31, 2010, the Company has a total 500,000 shares to be issued with a balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

During the year ended December 31, 2009, the Company entered into an agreement with an investor relations firm for services.  The term of services is one year and the Company is obligated to issue 600,000 shares to the investor relations firms.  As of March 31, 2010, only 300,000 shares were issued to the investor relations firm and the balance is still to be issued.  The Company has recorded the fair market value of the 300,000 shares of $36,000 as shares to be issued.

NOTE 12 -TAXES PAYABLE

Tax payable comprised of the following taxes as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
VAT	$12,715	$7,874
Business Tax	94,785	94,785
City Construction Tax	6,635	6,658
Education Tax	5,346	5,356
Income Tax	649,690	1,305,906
Others	748	855
Total	$769,919	$1,421,434

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States.  For certain operations in the U.S., the Company has incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2010.  Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following as of March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Current income tax expense
US Federal	$-	$-
US State	-	-
PRC current income tax expense	290,816	204,765
Total Provision for Income Tax	$290,816	$204,765

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2010	March 31, 2009
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - PRC	25%	25%
Exempt from income tax	-	-
Temporary difference	0.24%	3%
Tax expense at actual rate	25%	28%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets of $4,473,105, a reserve equal to the amount of deferred income taxes has been established at March 31, 2010.

People’s Republic of China (“PRC”)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of March 31, 2010 and 2009.

	2010	2009
Net taxable income	$1,162,252	$867,307
Income tax @ 25.24% and 28%	$290,816	$204,765

 NOTE 13 - SHORT-TERM LOANS PAYABLE

The loans payable at March 31, 2010 comprised of the following:

	March 31, 2010	December 31, 2009
Loan payable to Jilin Bank, interest at 4.86% annually, due by August 10, 2010 (Note a)	$481,176	$-
Loan payable to Jilin Bank, interest at 4.86% annually, due by June 10, 2010 (Note b)	410,137	-
Loan payable to a non-related party, interest at 1.5% annually, unsecured, due by December 31, 2009	115,708	237,146
Loan payable to Jilin Bank, interest at 6.9% annually, due by January 22, 2010	-	733,500
Various loans, interest free, unsecured and due on demand	-	130,238
Loan payable to Runfeng Agriculture Credit Union, annual interest at 80% over bank stated rate, secured by personal properties of a significant stockholder of the Company, due by January 26, 2011	1,320,300	-
Total	$2,327,321	$1,100,884

(a)	As of March 31, 2010, short-term borrowings, amounting to $481,176, were pledged by accounts receivable, amounting to $601,470 at interest rates of approximately 4.86%, maturing by August 10, 2010.

(b)	As of March 31, 2010, short-term borrowings, amounting to $410,137, were pledged by accounts receivable, amounting to $512,671 at interest rates of approximately 4.86%, maturing by June 10, 2010.

NOTE 14 - LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $0 and $1,320,300 as of March 31, 2010 and December 31, 2009, respectively.  The loans are secured by personal properties of a significant stockholder of the Company.  The loans payable at March 31, 2010 and December 31, 2010 comprised of the following:

	March 31, 2010	December 31, 2009
Loan payable to Runfeng Agriculture Credit Union, annual interest at 80% over bank stated rate, due by January 26, 2011	-	$1,320,300

The long term loan payable was reclassified to short term loan payable as of March 31, 2010.

NOTE 15 - CONVERTIBLE NOTE PAYABLE

On January 25, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $700,000.  The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $0.20 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing.  The notes are secured by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock.  The notes, may be redeemed, by the Company, at any time for 110% of outstanding principal and interest.  The note investors also received, as a part of the financing, warrants for the purchase of up to 3.5 million shares of the Company’s common stock with an exercise price $0.50 per share (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.  The Company will use the proceeds of the financing for the payment of auditing expenses, legal fees, operating expenses, supplies, and general working capital.

The notes were convertible into an aggregate of 3.5 million shares. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $418,783 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $281,217 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three month period ended March 31, 2010 $58,333 was expensed. The Company further incurred broker fees of $56,000 cash and 105,000 warrants having fair market value of $50,037, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. In the three month period ended March 31, 2010, $8,836 was expensed as a general expense.

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

The notes were convertible into an aggregate of 625,000 shares. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $74,456 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $50,544 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three month period ended March 31, 2010 $5,208 was expensed. The Company further incurred broker fees of $10,000 cash and 18,750 warrants having fair market value of $9,115, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. In the three month period ended March 31, 2010, $796 was expensed as a general expense.

NOTE 16 - LOANS FROM RELATED PARTIES

As of March 31, 2010 and December 31, 2009, the loans from related parties were comprised of the following:

	March 31, 2010	December 31, 2009
Loans payable to ex-officers, interest free, due on demand, and unsecured	$-	$184,662
Total	$-	$184,662

NOTE 17 - STOCKHOLDERS' EQUITY

The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock. In particular, the holder of any shares of Series A Convertible Preferred Stock shall have the right, at its option, to convert, any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on a six (6) for one (1) basis. The conversion formula is conditioned on the Company earning no less than $3 million of net income in for the fiscal year ending December 31, 2007; $4 million of net income in the fiscal year ending December 31, 2008 and $5 million of net income in the fiscal year ending December 31, 2009. In the event that in any of the three fiscal years, the Company earns less than required net income amounts for conversion, then the conversion right shall be proportionately reduced by the amount of the shortfall below the required net income amount, with the "catch-up" right to convert additional shares to the extent that the net income exceeds $3 million; $4 million and $5 million respectively in each of the three consecutive years. In no event shall this conversion right allow for the conversion of the Series A Preferred Stock into more than 6 common shares for each share of Series A Preferred Stock over the course of the aforementioned three calendar years. The net income requirements shall be based upon an audit of the revenues for each fiscal year. All conversions shall be made within 30 days of the completion of such audit.  During the year ended March 31, 2010, holders of 3,333,333 preferred shares opted to convert the preferred shares into 20,000,000 common shares.

As of March 31, 2010 and December 31, 2009, the Company had 57,348,923and 56,448,923 shares of common stock issued and outstanding, respectively.

During the three month period ended March 31, 2010, the Company issued 200,000 shares each to two ex-officer for settlement of a litigation with one ex-officer and for settlement of debt with the other. The shares were valued at the fair market of the shares of $226,000 on the date of settlement.

During the three month period ended March 31, 2010, the Company issued 500,000 shares for a litigation settlement. The shares were valued at the fair market of the shares of $255,000 on the date of settlement.

During the year ended December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services. The agreement is for a period of 1 year and the Company agreed to issue 300,000 shares of restricted common stock and 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to the investor relations firm. The Company valued the shares at the fair market value of $30,000 and expensed $25,000 during the year ended December 31, 2009 in the consolidated financial statements. The balance $5,000 were expensed during the three month period ended March 31, 2010.

During the year ended December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services.  The agreement is for a period of 1 year and the Company agreed to issue 600,000 shares of restricted common stock to the investor relation firm.  The Company valued the shares at the fair market value of $72,000 and expensed $66,000 during the year ended December 31, 2009 in the consolidated financial statements. The balance amount of $6,000 was expensed during the three month period ended March 31, 2010. As of March 31, 2010, 300,000 of such shares are still not issued and are included in the shares to be issued.

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

NOTE 18 – WARRANTS

Following is a summary of the warrant activity for the period ended March 31, 2010:

Outstanding, December 31, 2009	5,188,385
Granted	4,248,750
Expired	-
Exercised	-
Outstanding, March 31, 2010	9,437,135

Following is a summary of the status of warrants outstanding at March 31, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value
$0.5 - $4	9,437,135	2.72	$0.55	9,437,135	1,649,585

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

The 4,248,750 warrants granted during the three month period ended March 31, 2010:

Risk-free interest rate	1.75%
Expected life of the warrants	3 years
Expected volatility	197.3%
Expected dividend yield	0

During the three month period ended March 31, 2010, the Company entered into two subscription agreements with investors for private placement of equity securities. The Company issued note payables with 3.5 million warrants and 625,000 warrants attached to them (See Note 15). The Company also granted 105,000 warrants and 18,750 warrants as brokers fees. The Black-Scholes fair market value of $50,037 and $9,115 of the warrants was calculated using the above assumptions and is being amortized over the term of the notes. During the three month period ended March 31, 2010, the Company amortized $4,170 and $380 as general expense.

During the year ended December 31, 2009 the Company granted 300,000 warrants at exercise prices ranging from $1 per share to $2 per share, to an investor relation firm. The Black-Scholes fair market value of the warrants was $28,439. The Company recorded an expense of $23,699 during the year ended December 31, 2009 in the consolidated financial statements for the warrants. The balance amount of $4,740 was recorded as expense during the three month period ended March 31, 2010.

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

Minimum rental commitments at March 31, 2010, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2010	$1,058,624
2011	959,800
2012	306,110
2013	82,426
2014	17,853
Total minimum lease payments	$2,424,813

The Company subleases its building to an unrelated company.  The lease term is one year.

Legal proceedings

On or about October 17, 2008, a former officer initiated an action in the Superior Court for the State of California, County of Los Angeles, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputed the claims and diligently defended against them. The Company was defending itself against claims for open account and intentional misrepresentation.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The case was settled in October, 2009 for $50,000 cash and 400,000 shares of common stock.  The court also ordered interest at the rate of 10% on $50,000 from June 20, 2009 until the date the amount is paid off.  The Company accrued an aggregate sum of $127,397 for the cash to be paid and for the fair market value of the shares to be issued. The Company paid $52,500 in cash and issued 200,000 shares of common stock to the former officer, valued at $102,000 for the settlement of debt, during the three month period ended March 31, 2010.

The Company was also involved in an ongoing legal proceeding filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  The Company strongly disputed the lawsuit and aggressively defended such action. The Company  accrued $219,000 in the accompanying financials statements. The Company paid $35,000 in cash and 500,000 shares valued at $255,000 for the settlement of the case during the three month period ended March 31, 2010.

A former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages, bonuses, benefits, penalties and interest.  The case went into trial in November 2009 and the trial court thereafter issued a judgment for plaintiff for $641,018. The Company accrued the amount in 2009. The court entered a revised judgment in the amount of $746,487 against the Company on April 20, 2010 to reflect attorney fees.  As of March 31, 2010, the Company has not paid the judgment amount and the revised judgment amount has been accrued in the accompanying financials as accrued litigation.

On or about March 10, 2009, a former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages that accrued during his employment from 2005 to 2008 as well as penalties, interest and attorney fees. The Company and the former employee entered into a stipulation on May 10, 2010 in the amount of $241,733. The Company accrued the amount in the accompanying financials as accrued litigation as of March 31, 2010.

NOTE 20 – SEGMENT INFORMATION

The Company operates in two business segments: retail drug stores and pharmaceutical medicine wholesales sales. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and nutritional products, cosmetics and other items.  As of March 31, 2010, the retail drug store segment operated 79 retail stores with business area of 9,834 square meters in three cities in China.

The pharmaceutical medicine wholesales segment, operated through Yongxin, provides logistics wholesale distribution of over-the-counter and prescribed medicines to hospitals, clinics, medical institutions and retail drug stores.

The following table summarizes significant financial information by segment:

	For The Three-Month Period ended March 31, 2010	For The Three-Month Period ended March 31, 2009
Revenues from unaffiliated customers:
Retail drug stores	3,985,119	3,340,750
Pharmaceutical medicine wholesales	7,686,995	7,191,687
Unallocated
Revenues from inter-company sales	(992,649)	(1,347,443)
Consolidated Totals	10,679,465	9,184,994

Net income:
Retail drug stores	517,956	191,978
Pharmacy wholesales	456,054	497,512
Unallocated	1,402,047	(141,566)
Net income from inter-company	(25,077)	(26,947)
Consolidated Totals	2,350,980	520,977

Depreciation and amortization:
Retail drug stores	54,960	30,424
Pharmacy wholesales	123,978	54,612
Unallocated	-	-
Consolidated Totals	178,938	85,036

Interest income:
Retail drug stores	764	721
Pharmacy wholesales	2,016	1,920
Unallocated	142	112
Consolidated Totals	2,921	2,753

Interest expense:
Retail drug stores	-	-
Pharmacy wholesales	40,909	8,302
Unallocated	12,308	2,925
Consolidated Totals	53,617	11,227

Capital expenditures:
Retail drug stores	-	234,293
Pharmacy wholesales	-	28,008
Unallocated	-	-
Consolidated Totals	-	262,301

Identifiable assets:
Retail drug stores	9,930,274	9,069,536
Pharmacy wholesales	32,703,384	23,276,911
Unallocated	186,108	7,664
Consolidated Totals	42,819,766	32,354,111

NOTE 21 – STATUTORY RESERVE

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory Surplus Reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; and

iii.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

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

Because the buyer assumed the net liability, the Company recorded a gain from disposal of assets and liabilities at November 30, 2009.  Jilin Dingjian Natural Health Products Co., Ltd is presented in the accompanying financial statements as discontinued operations.

Balance Sheet information for the discontinued subsidiaries as of March 31, 2010 and December 31, 2009 is as follows:

Assets:	March 31, 2010		December 31, 2009
Cash		$-	$-
Accounts receivables, net			-
Other receivables			-
Prepaid expenses			-
Inventory		-	-
Total current assets		-	-
Property, Plant & Equipment, net		-	-
Intangible Assets, net		-	-
Total assets		$-	$-

Liabilities:
Accounts payable	$		$227,590
Accrued expenses		58,753	238,581
Loans payable			162,666
Total liabilities		$58,753	$628,837

Net liabilities of discontinued operations		$58,753	$628,837

On March 1, 2010, the Company sold its digital e-learning business including its wholly-owned subsidiary, Digital Learning Institute Inc., a Delaware corporation (“Digital Learning”); and (i) Digital Learning’s wholly-owned subsidiary Software Education of America, Inc., a California corporation; (ii) Digital Learning’s wholly-owned subsidiary McKinley Educational Services, Inc., a California corporation; (iii) Digital Learning’s wholly-owned subsidiary Digital Knowledge Works, Inc., a Delaware corporation; and (iv) Digital Learning’s wholly-owned subsidiary Coursemate, Inc., a California corporation (referred to collectively herein as the "Digital E-learning Business"). The Company recorded a gain of $1,889,800. The following are the assets and liabilities of the disposed entities:

Amount

Accounts payable	$728,754
Accrued expenses	435,469
Due to related party	140,456
Loan payable	130,238
Other liabilities	434,883

Current liabilities, total	1,869,800

Net liability disposed	(1,869,800)

Addition cash received	20,000

Gain on disposal of subsidiaries	$1,889,800

NOTE 23 - SUBSEQUENT EVENT

On April 9, 2010, the Company consummated a private placement of its equity securities with certain non-U.S. investors pursuant to a Securities Purchase Agreement for total consideration of $1,178,100.  The Company issued to the investors an aggregate 5,890,500 shares of common stock, par value $0.001 per share (the “Common Stock”) at a price of $0.20 per share.  The investors also received, as a part of the financing, warrants for the purchase of up to an aggregate 5,890,500 shares of our Common Stock at an exercise price $0.50 per share (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of two years.  The Company will use the proceeds of this financing for the payment of auditing expenses, legal fees, operating expenses, supplies, and general working capital.  The securities were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).   We completed the offering pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the securities was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities.  The investors represented to us that they were not U.S. persons, as defined in Regulation S, and were not acquiring the securities for the account or benefit of a U.S. person.  The Securities Purchase Agreements executed between us and the investors included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investors agreed by execution of the Securities Purchase Agreements for the securities: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that the Company is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act.  All securities issued were endorsed with a restrictive legend confirming that the securities have not been registered under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.  The foregoing summary descriptions do not purport to be complete and are qualified in their entirety by the terms of the Securities Purchase Agreement and Warrant.

On April 21, 2010, the Company filed a Certificate of Amendment with Delaware’s Division of Corporations to amend and restate our Certificate of Incorporation (the “Restated Certificate of Incorporation”).  The revisions in the Restated Certificate of Incorporation included the following: (a) an increase in the Company’s authorized shares of Common Stock from 75,000,000 to 100,000,000 shares; (b) a decrease in the authorized number of shares of both our preferred stock and our Series A Convertible Preferred Stock from 5,000,000 shares to 1,666,667 shares; and (c) additional amendments including changes to the rights of the holders of our Series A Convertible Preferred Stock which included an increase in the number of votes that each share of Series A Preferred Stock is entitled to vote when voting with the common stockholders as a single class which was increased from six (6) to twenty-five (25).  As described in the Definitive Information Statement that we filed with the SEC on February 22, 2010 and which we mailed to our stockholders on or about February 24, 2010, our board of directors approved the Restated Certificate of Incorporation by unanimous written consent on February 8, 2010.  Further, on February 8, 2010, the holders of a majority of our voting capital stock held by holders of Common Stock and Series A Preferred Stock, voting as a single class, and holders of a majority of our Series A Preferred Stock, voting as a separate class, each approved the Restated Certificate of Incorporation and the adoption thereof.

On May 3, 2010, the Company consummated a subsequent third closing of its private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $250,000 (the “Third Closing”).   The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $0.20 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing.  The notes are secured by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock.  The notes may be redeemed by the Company at any time for 110% of outstanding principal and interest.  The note investors also received, as a part of the financing, warrants for the purchase of up to 1.25 million shares of our common stock with an exercise price $0.50 per share (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.  The Company will use the proceeds of the financing for the payment of auditing expenses, legal fees, operating expenses, supplies, and general working capital.  The issuance of these securities was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.  The Company previously consummated an initial closing of its private placement of its equity securities on January 25, 2010 in the amount of $700,000 (the “First Closing”) and a second closing of its private placement of its equity securities on March 4, 2010 in the amount of $125,000 (the “Second Closing”) with certain accredited investors pursuant to the Subscription Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) and its subsidiaries (the “Company") for the three month periods ending March 31, 2010 and March 31, 2009 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this quarterly report on Form 10-Q (“Form 10-Q”).

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. The words "anticipated," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "could," "may" and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

The Company was originally incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote.  On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the shareholders of Yongxin entered into a share exchange transaction with the Company.  On April 12, 2008, we entered into a second amended Share Exchange Agreement with Yongxin, effective November 16, 2007, in which the Company acquired from the original Yongxin shareholders, and Yongxin shareholders transferred to the Company, 80% of the equity interest of Yongxin in exchange for the issuance by the Company of an aggregate of 21,000,000 shares of newly issued common stock and 5,000,000 shares of Series A Convertible Preferred Stock to the original Yongxin shareholders and/or their designees (the “Share Exchange Transaction”).  For accounting purposes, this Share Exchange Transaction was accounted for as a reverse acquisition, since the original stockholders of Yongxin became the owners of a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company.  In connection with the Share Exchange Transaction, we changed our name to “Nutradyne Group Inc.”

Yongxin was originally established in 1993. Yongxin's business operations consist of wholesale and retail sales of pharmaceuticals, medical equipment, other medical-related products, health products including nutritional and dietary supplements, and cosmetics. Yongxin's operations are based in Changchun City, Jilin Province, China.  In 2001, Yongxin established Jilin Province Yongxin Chain Drugstore Ltd. ("Yongxin Drugstore") to develop a customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by then had developed four chains under the name of "Meixin Yongxin."  As of April 14, 2010, Yongxin Drugstore has developed 21 retail chain drug stores under the Yongxin brand which collectively cover 3,373 square meters of retail space throughout Changchun city in China. These drugstores sell over-the-counter western and traditional Chinese medicines and other medical-related products.

On March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin and established Tianjin Jingyongxin Chain Drugstore Ltd. ("Jinyongxin Drugstore"), in which the Company has a 90% equity ownership.  Jinyongxin Drugstore is located in Tianjin City, China.  As of April 14, 2010, Jinyongxin Drugstore has developed 26 retail chain drug stores with total retail space of 3,657 square meters throughout Tianjin City in China.

On May 15, 2007, Yongxin established Jilin Dingjian Natural Health Products Co., Ltd. ("Dingjian") whereby Yongxin acquired a 90% ownership interest in Dingjian. The other 10% of Dingjian was held by an individual named Jianwei Chen.  Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.  Dingjian's products included ginseng products, flower-flavored tea, rare raw medicine materials and local specialty products.  On November 21, 2009, Yongxin disposed of its entire ownership interest in Dingjian pursuant to an Equity Transfer Agreement (the "Agreement") with Sun Shi Wei, an individual.  Pursuant to the Agreement, Yongxin transferred its 90% ownership interest in Dingjian to Sun Shi Wei.  No other consideration was exchanged.  As of the date of this Form 10-Q, Yongxin holds no ownership interest in Dingjian, and is not subject to any of its liabilities.

On June 15, 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. ("Caoantang Drugstore") with a total investment of $408,430.  Caoantang Drugstore is a wholly-owned subsidiary of Yongxin Drugstore. As of April 14, 2010, Caoantang Drugstore operated a chain of 32 retail drugstores that collectively cover 2,804 square meters of retail space and this chain sells over-the-counter western and traditional Chinese medicines and other medical-related products.

On May 5, 2008, the Company changed its name from Nutradyne Group, Inc. to China Yongxin Pharmaceuticals Inc.

On March 9, 2009, the Company formally launched its Electronic Diagnosis System (the "EDS"), which enables its customers to remotely receive a medical diagnosis and conveniently purchase prescription drugs at its stores.  To date, the Company has installed 20 EDS units in its Yongxin chain drugstores, all located in Changchun City, Jilin Province, China.

Since the beginning of 2009, the Company has also signed 12 exclusive distribution agreements within the Jilin province with several well known pharmaceutical manufacturers including Tianjin Smith Kline & French Laboratones Ltd.  As of April 14, 2010, Yongxin has exclusive distribution rights of an aggregate 96 prescription and over-the-counter drugs in Jilin province.  This portfolio is a key component of its long term growth strategy to leverage its large distribution center and channels established to drive incremental future revenue growth.  These agreements are typically one year in duration and renewable.

On March 1, 2010, the Company divested its digital e-learning business including its wholly-owned subsidiary, Digital Learning Institute Inc., a Delaware corporation (“Digital Learning”); and (i) Digital Learning’s wholly-owned subsidiary Software Education of America, Inc., a California corporation; (ii) Digital Learning’s wholly-owned subsidiary McKinley Educational Services, Inc., a California corporation; (iii) Digital Learning’s wholly-owned subsidiary Digital Knowledge Works, Inc., a Delaware corporation; and (iv) Digital Learning’s wholly-owned subsidiary Coursemate, Inc., a California corporation (referred to collectively herein as the "Digital E-learning Business"). The Digital E-learning Business constituted an immaterial portion of our overall business and since the Company’s Share Exchange Transaction, it has been the Company’s intention to divest the Digital E-learning Business.

On April 21, 2010, we filed a Certificate of Amendment with Delaware’s Division of Corporations to amend and restate our Certificate of Incorporation (the “Restated Certificate of Incorporation”).  The revisions in the Restated Certificate of Incorporation included the following: (a) an increase in the Company’s authorized shares of Common Stock from 75,000,000 to 100,000,000 shares; (b) a decrease in the authorized number of shares of both our preferred stock and our Series A Convertible Preferred Stock from 5,000,000 shares to 1,666,667 shares; and (c) additional amendments including changes to the rights of the holders of our Series A Convertible Preferred Stock which included an increase in the number of votes that each share of Series A Preferred Stock is entitled to, when voting with the common stockholders as a single class, which was increased from six (6) to twenty-five (25).  As described in the Definitive Information Statement that we filed with the SEC on February 22, 2010 and which we mailed to our stockholders on or about February 24, 2010, our board of directors approved the Restated Certificate of Incorporation by unanimous written consent on February 8, 2010.  Further, on February 8, 2010, the holders of a majority of our voting capital stock held by holders of Common Stock and Series A Preferred Stock, voting as a single class, and holders of a majority of our Series A Preferred Stock, voting as a separate class, each approved the Restated Certificate of Incorporation and the adoption thereof.

Recent Developments

Our business is affected by global, national and local economic conditions since many of our products are discretionary and we depend to a significant extent upon discretionary consumer spending in China. During economic downturns, consumers tend to spend less on many of our products, including nutritional and dietary supplements and cosmetics.

In March 2009, the Chinese government announced certain changes to the national medical policy relating to the extension of medical benefits to rural areas in China (“National Medical Policy”) that will be gradually implemented throughout the nation between 2009 through 2011.  These revisions to the National Medical Policy would extend medical insurance coverage to people who live in the rural areas of China, which includes approximately 40% of the Chinese population. Management believes the implementation of these revisions to the National Medical Policy would be highly beneficial to our sales and operations.  However, throughout 2009, the implementation and direction of the National Medical Policy had been unclear.  Due to this uncertainty, the Company decided to make changes to the operation of its business in the second half of 2009, including shifting its focus from the wholesale sector to the retail sector of its business.   In 2010, the government accelerated implementation of its reforms, extending benefits to rural areas.  As a result, the Company believes that its operations and sales will improve in 2010.

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

While our significant accounting policies are described in Note 2 to our financial statements under the section above titled “Summary of Significant Accounting Policies,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating Chinese subsidiaries is Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

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

Non-Controlling Interest

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP. The Company acquired 80% of Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively.  The 20% equity interest held by Yongxin Liu and Yongkui Liu represents non-controlling interest and the net profit to minority shareholders amounted to $5,860,892 as of March 31, 2010 compared to $5,687,633 as of December 31, 2009.

The Company owns a 90% ownership interest in Jinyongxin Drugstore.  The remaining 10% interest in Jinyongxin Drugstore is owned by third parties.  As of March 31, 2010 and December 31, 2009, the 10% equity interest and net profit to minority shareholders amounted to $32,148 and $26,917, respectively.

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

Recent Accounting Pronouncements

For a description of new accounting standards that may affect us, see Note 2 in our consolidated financial statements included under Part I, Item 1 of this Form 10-Q.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Net Revenues	$10,679,465	$9,184,994
Cost of Goods Sold	(8,276,361)	(6,954,270)
Gross profit	2,403,105	2,230,724
Operating Expenses:
Selling expenses	794,123	820,162
General and administrative	847,830	338,492
Total operating expenses	1,641,954	1,158,654
Income From Operations	761,151	1,072,070
Other Income (Expense):
Gain on settlement of debt	75,000	-
Other income	71,351	87,797
Other expense	62,618	(26,377)
Interest income (expense)	(50,696)	8,474
Total other income	158,273	69,894
Operating Income Before Income Tax & Non-Controlling Interest	919,424	1,141,964
Provision For Income Tax	(290,816)	(204,765)
Net Income Before Non-Controlling Interest and Discontinued Operations	628,608	937,199
Discontinued Operations		-
Loss from discontinued operations	10,997	(416,222)
Gain on disposal of subsidiaries	1,889,800	-
Total income (loss) from discontinued operations	1,900,798	(416,222)
Net Income Before Non-Controlling Interest	2,259,406	520,977
Net Income Attributable to the Non-Controlling Interest	(178,425)	(132,585)
Net Income Attributable to the Company	2,350,980	388,392
Other Comprehensive Item
Foreign exchange translation gain	288	(23,677)
Net Comprehensive Income	2,351,268	364,715
Earnings per share
Basic	0.04	0.01
Diluted	0.04	0.01
Weighted average number of shares outstanding
Basic	56,997,812	31,041,845
Diluted	59,616,201	31,041,845

Comparison of Three Months Ended March 31, 2010 and 2009.

Net Revenues.  For the three month period ended March 31, 2010, our net revenues increased approximately 16.3% from $9,184,994 for the three month period ended March 31, 2009 to $10,679,465 for the same period ended March 31, 2010.  Our revenues for the three month period ended March 31, 2010 were higher due to additional sales of $543,180 from new retail drugstores and an increase in medical care sales of $420,000, which is reimbursable under the PRC national medical insurance program for certain medicines by authorized pharmacies.

Cost of Goods Sold. Cost of goods sold, which mainly consists of cost of drugs, was $6,954,270, or approximately 75.7% of net revenues for the three month period ended March 31, 2009, as compared to $8,276,361, or approximately 77.5% of net revenues for the same period in 2010. The approximate 1.8% increase in percentage was due to the sales of seasonal medications driven by market demand, such as cold medicine and antibiotics, the sales of which typically increase during the winter cold and flu season.

Gross Profit. Our gross profit decreased 1.8% from $2,230,724 for the three month period ended March 31, 2009, as compared to $2,403,105 for the same period ended March 31, 2010.  This slight decrease in gross profit corresponded with the slight increase in our cost of revenue.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges and salaries, decreased approximately 3.2% from $820,162 for the three month period ended March 31, 2009 to $794,123 for the same period in 2010.  The decrease in selling expenses was mainly attributable to better control of our selling expenses through certain cost-cutting efforts such as the reduction of utilities usage, cutback of office supplies and cost-saving changes in the packaging of our products.

General and Administrative Expenses. General and administrative expenses were $338,492 for the three month period ended March 31, 2009, as compared to $847,830 for the three month period ended March 31, 2010, an increase of 150.5%.  This increase was largely due to an increase in accrued litigation settlement costs, and the settlements of such litigations are expected to be a one-time non-recurring expense.

Other Income.  Other income increased 126.5% from $69,894 for the three month period ended March 31, 2009 to $158,273 for the same period in 2010.  Other income for the three month period ended March 31, 2010 was higher because we received more subsidies from the government and we recorded a gain of $75,000 from the settlement of debt.

Net Income. Net income increased 505.3% from a net income of $388,392 for the three month period ended March 31, 2009 to a net income of $2,350,980 for the three month period ended March 31, 2010. Such significant increase in net income was mainly due to the sale of our e-learning business during the first quarter of 2010, in which we were able to transfer approximately $1.9 million of liabilities associated with the e-learning business. The digital e-learning business constituted an immaterial portion of our overall business and since the Company’s Share Exchange Transaction, it has been the Company’s intention to divest the digital e-learning business.

Liquidity

Cash Flow

Net cash flow used in operating activities was $50,901 for the three month period ended March 31, 2010, as compared to net cash flow provided by operating activities in the amount of $279,792 for the three month period ended March 31, 2009.  For the three months ended March 31, 2010, the decrease in net cash flow provided by operating activities was mainly due to an increase in our notes receivable by $1,043,899, a decrease of tax payable by $651,293 and a decrease of accrued expenses and deferred income by $309,562.

                Net cash flow provided by investing activities was $117,585 during the three months ended March 31, 2010, as compared to cash outflow of $262,301 for the same period in 2009.  For the three months ended March 31, 2010, the net cash flow provided by investing activities increased mainly due to the proceeds from the sale of property and equipment.

                Net cash flow provided by financing activities decreased from $981,397 for the three months ended March 31, 2009 to $123,862 for the three months ended March 31, 2010.  The decrease was mainly due to the increase of restricted cash held in escrow account of $571,500, and the repayment of certain short term and long term loans, which resulted in lower interest expense.

Capital Resources

At March 31, 2010, we had cash and cash equivalents of $1,995,675, other current assets of $33,385,173 and current liabilities of $13,443,481. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. The Company believes that the existing cash and cash equivalents, and cash generated from operating activities will be sufficient to meet the needs of its current operations, including anticipated capital expenditures and scheduled debt repayments, for the next twelve months.

              We have certain material commitments for capital expenditures in connection with the remodeling and construction of our offices and retail drugstores and the development of our Enterprise Resource Planning software in 2009. The total capital expenditure budget for 2009 was $6,477,630, and the full expenditure has been paid as of March 31, 2010.  The Company is planning to open an additional 35 retail drug stores in 2010, including 15 retail stores located in Chuangchun city, 10 retail stores in Baishan city and 10 retail stores in Tianjin city. The total capital expenditure budget for the additional of such retail drug stores is approximately $2.5 million.  Other than working capital and loans, we presently have no other alternative source of working capital. We may need to raise additional working capital to complete the projects. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company.

Contractual Obligations and Off Balance-Sheet Arrangements

Contractual Obligations

This table summarizes our known contractual obligations and commercial commitments at March 31, 2010.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank Indebtedness	$2,211,613	$2,211,613	$-	$-	$-
Other Indebtedness	$5,034,812	$5,034,812	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$980,319	$980,319	$-	$-	$-
Purchase Obligations	$5,284,899	$5,284,899	$-	$-	$-
Total Contractual Obligations:	$13,511,643	$13,511,643	$-	$-	$-

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments. We do not invest derivative financial instruments, and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2010, we had approximately $1,995,675 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“USD”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of USD and RMB affect our reported levels of revenues and profitability as the results are translated into USD for reporting purposes.  However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins.  We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the three months ended March 31, 2010, we recorded a net foreign currency gain of $288 compared to a net foreign currency loss of $23,677 for the same period in 2009.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Part II. Other Information

Item 1. Legal Proceedings

 On or about October 17, 2008, in the legal proceeding titled Craig Nagasugi v. Digital Learning Management Corporation, et al ., a former officer initiated an action in Los Angeles Superior Court, Central District, against Digital Learning Management Corporation alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputed the claims and diligently defended against them. The matter went to trial on or about November 2, 2009 and concluded as of November 9, 2009.  The case resulted in a judgment against the Company for $641,018.  The court entered a revised judgment in the amount of $746,487.37 against the Company on April 20, 2010 to reflect attorney fees. So far, the judgment has not been paid.

                Under Allaudin Jinnah v. China Yongxin Pharmaceuticals, Inc., filed in Los Angeles Superior Court, Central District, on or about June 27, 2008, the Company defended itself against claims for open account and intentional misrepresentation.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff also sought 67,000 shares of the Company’s common stock.  The Plaintiff filed a motion to enforce the Company’s settlement to receive up to a $50,000 judgment and 200,000 to 400,000 shares of the Company’s common stock.  At the hearing to enforce the settlement, the court entered judgment against the Company for $50,000 plus 200,000 shares of the Company’s common stock.  The court ordered the Company to issue an additional 200,000 shares of the Company’s common stock as collateral for the $50,000.  The said judgment was satisfied in full by the Company in February 2010.

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

Under Adnan Mann v. China Yongxin Pharmaceuticals, Inc., on or about March 10, 2009, a former employee filed claims for unpaid wages and penalties under the California Labor Code and applicable Industrial Wage Orders.  On July 10, 2009, the Company filed an Answer to the Complaint denying liability.  The Company and the former employee entered into a stipulation on May 10, 2010 in the amount of $241,733.28.

Item 1A. Risk Factors

              The information to be reported under this item has not changed since it was disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2010.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company consummated an initial closing of its private placement of its equity securities on January 25, 2010 in the amount of $700,000 (the “First Closing”), a second closing of its private placement of its equity securities on March 4, 2010 in the amount of $125,000 (the “Second Closing”), and a third closing of its private placement of its equity securities on May 3, 2010 in the amount of $250,000 (the “Third Closing”) with certain accredited investors pursuant to subscription agreements.  The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $0.20 per share, which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing.  The notes are secured by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock.  The notes may be redeemed by the Company at any time for 110% of outstanding principal and interest.  The note investors also received, as a part of the financing, warrants for the purchase of up to an aggregate of 5.375 million shares of our common stock with an exercise price $0.50 per share (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.  The Company will use the proceeds of the financing for the payment of auditing expenses, legal fees, operating expenses, supplies, and general working capital.  The issuance of these securities was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On April 9, 2010, the Company consummated a private placement of its equity securities with certain non-U.S. investors pursuant to a Securities Purchase Agreement for total consideration of $1,178,100.  The Company issued to the investors an aggregate 5,890,500 shares of common stock, at a price of $0.20 per share.  The investors also received, as a part of the financing, warrants for the purchase of up to an aggregate 5,890,500 shares of our common stock at an exercise price $0.50 per share (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of two years.  The Company will use the proceeds of this financing for the payment of auditing expenses, legal fees, operating expenses, supplies, and general working capital.  The securities were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”).   We completed the offering pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the securities was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities.  The investors represented to us that they were not U.S. persons, as defined in Regulation S, and were not acquiring the securities for the account or benefit of a U.S. person.  The Securities Purchase Agreements executed between us and the investors included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investors agreed by execution of the Securities Purchase Agreements for the securities: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that the Company is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act.  All securities issued were endorsed with a restrictive legend confirming that the securities have not been registered under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3. Default Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are included in this Form 10-Q or incorporated by reference into this Form 10-Q:

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

3.5	Certificate of Amendment and Amended and Restated Certificate of Incorporation of China Yongxin Pharmaceuticals Inc. *

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

10.13
Equity Transfer Agreement by and between Yongxin and Sun Shi Wei dated November 21, 2009 (incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.14
Stock Purchase Agreement between the Company and PmMaster Beijing Software Co., Ltd. dated March 1, 2010 (incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.15
Amended and Restated Director’s Offer and Acceptance Letter dated March 15, 2010 (incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.16
Share Purchase Agreement by and among Digital Learning Management Corp., Yongxin Liu and Yongkui Liu dated May 13, 2007 (incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.17
Sino-Foreign Joint Venture Operation Agreement by and among Digital Learning Management Corp., Yongxin Liu and Yongkui Liu dated May 13, 2007 (incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on April 12, 2010).

10.19	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed with the SEC on April 12, 2010).

10.20	Acknowledge and Amendment Letter by and between the Company and PmMaster Beijing Software Co., Ltd. dated May 15, 2010.*

10.21	Amendment to the Acknowledge and Amendment letter and the Original Agreement by and between the Company and PmMaster Beijing Software Co., Ltd. dated May 19, 2010.*

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: May 21, 2010	/s/ Yongxin Liu
Yongxin Liu
Chairman of the Board and Chief Executive Officer

Dated: May 21, 2010	/s/ Harry Zhang
Harry Zhang
Chief Financial Officer