Form 10-Q
period 2010-06-30
China Yongxin Pharmaceuticals Inc.
filed 2010-08-16
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The registrant had 5,383,952 shares of common stock, par value $0.001 per share, outstanding as of August 5, 2010.

CHINA YONGXIN PHARMACEUTICALS INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

INDEX

Part I. Financial Information

Item 1. Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC.
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)
TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets
As at June 30, 2010 and December 31, 2009	F-1

Unaudited Consolidated Statements of Income
For the three and six month periods ended June 30, 2010 and 2009	F-2

Unaudited Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2010 and 2009	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 - F-27

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	June 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$3,041,208	$1,805,271
Restricted cash	2,613,729	467,369
Accounts receivable, net	12,984,342	12,305,103
Notes receivable	1,969,924	903,867
Other receivable	1,742,052	1,931,084
Advances to suppliers	6,044,292	6,255,874
Prepaid expenses	919,857	534,769
Inventory	9,521,838	7,811,628
Total Current Assets	38,837,242	32,014,966

Property and Equipment, Net	8,390,840	8,753,364

Intangible Assets, Net	936,830	987,332
Total Assets	$48,164,912	$41,755,662

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,381,274	$4,151,219
Accrued expenses & other payable	4,122,686	5,170,786
Advances from customers	2,199,780	2,055,602
Taxes payable	1,096,808	1,421,434
Loans from related parties	-	184,662
Short-term loan payable	4,375,214	1,100,884
Deferred income	218,458	419,277
Shares to be issued	71,000	65,000
Liabilities of discontinued operations	-	628,837
Total Current Liabilities	16,465,220	15,197,700

Long Term Loan	-	1,320,300
Convertible Note Payable, Net	183,864	-

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 1,666,667 shares issued and outstanding as of June 30, 2010 and December 31, 2009	1,667	1,667
Common stock; $0.001 par value; 100,000,000 shares authorized; 5,295,400 shares issued and outstanding as of June 30, 2010 and 4,704,077 shares issued and outstanding as of December 31, 2009	5,295	4,704
Additional paid in capital	4,198,056	1,217,644
Deferred consulting expense - issuance of warrants	-	(4,740)
Prepaid consulting - issuance of shares	(77,588)	(5,000)
Receivable from a related party for issuance of shares	(50,000)	(50,000)
Statutory reserve	2,809,578	2,630,329
Other comprehensive income	1,907,388	1,807,859
Retained earnings	16,610,929	13,920,650
Total	25,405,326	19,523,112
Non-controlling interest	6,110,502	5,714,550
Total Stockholders' Equity	31,515,828	25,237,662
Total Liabilities and Stockholders' Equity	$48,164,912	$41,755,662

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net Revenues	$11,156,495	$9,158,497	$21,835,960	$18,343,491
Cost of Goods Sold	(8,336,111)	(6,439,563)	(16,612,472)	(13,393,833)
Gross profit	2,820,385	2,718,935	5,223,489	4,949,659

Operating Expenses:
Selling expenses	964,696	763,290	1,758,819	1,583,452
General and administrative expenses	722,063	1,136,652	1,506,351	1,475,144
Beneficial conversion fee and warrant fee amortization	120,322	-	183,864	-
Total operating expenses	1,807,081	1,899,942	3,449,034	3,058,596

Income From Operations	1,013,303	818,993	1,774,454	1,891,063

Other Income (Expense):
Gain on settlement of debt	-	-	75,000	-
Other income (expense)	36,654	712,343	170,623	773,763
Interest income (expense)	(62,817)	(490)	(113,513)	7,984
Total other income (expense)	(26,163)	711,853	132,110	781,748

Operating Income Continued Operations Before Income Tax and Non-controlling Interest	987,140	1,530,846	1,906,565	2,672,811

Provision for Income Tax	(333,700)	(525,801)	(624,516)	(730,566)

Net Income Before Non-controlling Interest and Discontinued Operations	653,440	1,005,044	1,282,048	1,942,245

Net Income Attributable to Non-controlling Interest	(192,644)	(297,801)	(371,069)	(430,386)

Net Income from Continued Operations	460,796	707,243	910,980	1,511,859

Discontinued Operations
Gain/ (loss) from discontinued operations	-	333,351	10,997	(47,068)
Gain on disposal of subsidiaries	58,754	-	1,948,554	-
Total income (loss) from discontinued operations	58,754	333,351	1,959,551	(47,068)

Net Income Attributable to the Company	519,551	1,040,594	2,870,531	1,464,791

Other Comprehensive Item:
Foreign exchange translation gain (loss)	99,242	(42,017)	99,530	(18,340)

Net Comprehensive Income	$618,793	$998,577	$2,970,061	$1,446,451

Earning/(Loss) Per Share

Basic from continued operations	$0.09	$0.27	$0.18	$0.58
Basic from discontinued operations	$0.01	$0.13	$0.39	$(0.02)
Basic	$0.10	$0.40	$0.57	$0.57

Diluted from continued operations	$0.09	$0.26	$0.18	$0.57
Diluted from discontinued operations	$0.01	$0.12	$0.39	$(0.02)
Diluted	$0.10	$0.38	$0.57	$0.56

Weighted Average Number of Shares Outstanding
Basic	5,210,714	2,595,685	4,981,760	2,591,302
Diluted	5,223,359	2,670,685	4,994,405	2,666,302

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,870,531	$1,464,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Litigation settlement	27,103	-
Beneficial conversion feature & warrant fee amortization	183,864	-
Debt issue costs amortization	29,454	61,750
Depreciation and amortization	361,968	152,845
Amortization of prepaid & deferred consulting cost	9,740	141,565
Non-controlling interest	371,069	430,386
Gain on settlement of debt	(75,000)	-
Gain on sale of subsidiaries	(1,948,554)	-
Shares issued for services	77,917	-
Option compensation	18,680	-
(Increase) / decrease in current assets:
Accounts receivable	(626,136)	(1,048,523)
Notes receivable	(1,057,672)	(229,403)
Other receivable	215,974	(196,580)
Advances to suppliers	236,122	(2,289,358)
Prepaid expenses	(231,809)	99,406
Inventory	(1,670,855)	(69,939)
Increase / (decrease) in current liabilities:
Accounts payable	756,210	1,768,564
Notes payable	351,960	552,449
Accrued expenses and other payable	(393,143)	570,467
Tax payable	(328,982)	706,368
Advances from customers	135,172	(1,007,358)
Deferred income	(202,640)	(86,541)
Total Adjustments	(3,759,558)	(443,904)
Net cash provided by / (used in) operating activities from continuing operations	(889,027)	1,020,887
Net cash provided by / (used in) operating activities of discontinued operations	(20,000)	47,068
Net cash provided by / (used in) operating activities	(909,027)	1,067,955

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to construction in progress	-	(275,529)
Proceeds from sale of property and equipment	88,898	-
Net cash provided by / (used in) investing activities from continuing operations	88,898	(275,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	1,178,100	-
Receipt of loans from non-related parties	3,010,741	256,843
Restricted cash	(2,145,580)	-
Net cash provided by financing activities	2,043,261	256,843

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,223,132	1,049,269

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12,805	8,545

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,805,271	609,422

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$3,041,208	$1,620,168

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$86,151	$71,126
Income tax	$1,000,853	$19,097

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The Company was originally incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the shareholders of Yongxin entered into a reverse acquisition transaction with the Company. On April 12, 2008, we entered into a second amended acquisition agreement with Yongxin, effective November 16, 2007, in which the Company acquired 80% of the equity interest of Yongxin, and the Company issued an aggregate of 21,000,000 shares (pre-Reverse Split) of newly issued common stock and 5,000,000 shares of Series A Convertible Preferred Stock to the original Yongxin shareholders and/or their designees (the “Reverse Acquisition Transaction”). For accounting purposes, this Reverse Acquisition Transaction was accounted for under GAAP as a reverse acquisition, since the original stockholders of Yongxin became the owners of a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company. In connection with the Reverse Acquisition Transaction, we changed our name to “Nutradyne Group Inc.”

Prior to the November 2007 reverse acquisition, the Company conducted a digital e-learning business which developed and marketed learning solution products, training and education through its subsidiaries: (1) Digital Learning Institute Inc., a Delaware corporation; (2) Software Education of America, Inc., a California corporation; (3) McKinley Educational Services, Inc., a California corporation; (4) Digital Knowledge Works, Inc., a Delaware corporation; and (5) Coursemate, Inc., a California corporation (referred to collectively herein as the “Digital E-learning Business”).

Yongxin was originally established in 1993. Yongxin's business operations consist of wholesale and retail sales of pharmaceuticals, medical equipment, other medical-related products, health products including nutritional and dietary supplements, and cosmetics (see “Products”). Yongxin's operations are based in Changchun City, Jilin Province, China. In 2004, Yongxin established Jilin Province Yongxin Chain Drugstore Ltd. ("Yongxin Drugstore") to develop a customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by then had developed four chains under the name of "Meixin Yongxin." As of June 1, 2010, Yongxin Drugstore had developed and continues to operate 21 retail chain drug stores under the Yongxin brand which collectively cover 3,373 square meters of retail space throughout Changchun city in China.

On March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin and established Tianjin Jingyongxin Chain Drugstore Ltd. ("Jinyongxin Drugstore"), in which the Company has a 90% equity ownership.  Jinyongxin Drugstore is located in Tianjin City, China.  As of June 1, 2010, Jinyongxin Drugstore had developed and continues to operate 26 retail chain drug stores with total retail space of 3,657 square meters throughout Tianjin City in China.

On May 15, 2007, Yongxin established Jilin Dingjian Natural Health Products Co., Ltd. ("Dingjian") whereby Yongxin acquired a 90% ownership interest in Dingjian.  The other 10% of Dingjian was held by an individual named Jianwei Chen. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.  Dingjian's products included ginseng products, flower-flavored tea, rare raw medicine materials and local specialty products.  On November 21, 2009, Yongxin disposed of its entire ownership interest in Dingjian pursuant to an Equity Transfer Agreement (the "Agreement") with Sun Shi Wei, an individual. Pursuant to the Agreement, Yongxin transferred its 90% ownership interest in Dingjian to Sun Shi Wei. No other consideration was exchanged.  .  The Company disposed of Dingjian in order to focus its efforts on the wholesale and retail sales of pharmaceutical products and the expansion of its sales market.  As of the date of this Form 10-Q, Yongxin holds no ownership interest in Dingjian, and is not subject to any of its liabilities.

On June 15, 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. ("Caoantang Drugstore”). Caoantang Drugstore is a wholly-owned subsidiary of Yongxin Drugstore.  As of June 1, 2010, Caoantang Drugstore operated a chain of 32 retail drugstores that collectively cover 2,804 square meters of retail space and sell the Products we sell.

On May 5, 2008, the Company changed its name from “Nutradyne Group, Inc.” to “China Yongxin Pharmaceuticals Inc.”

On March 9, 2009, the Company formally launched its Electronic Diagnosis System (the "EDS"), which enables its customers to remotely receive a medical diagnosis and conveniently purchase prescription drugs at its stores. The EDS is controlled by an electronic diagnostic center that is operated by the Company and located at the Company’s headquarters in Changchun city.  The center connects to remote terminals in our drugstores and transfers and saves backup data.  Our pharmacists and experts can communicate with our customers through video phones which are also connected to scanners and printers enabling any documents, such as the patients’ medical records, to be transferred from the terminal to the pharmacists and experts on call.  All communication data is safeguarded and are stored as medical records for future reference.  To date, the Company has installed 20 EDS units in its Yongxin chain drugstores, all located in Changchun City, Jilin Province, China.

Since the beginning of 2009, the Company has also signed 12 exclusive distribution agreements within the Jilin province with several well known pharmaceutical manufacturers including Tianjin Smith Kline & French Laboratories Ltd.  As of April 14, 2010, Yongxin had exclusive distribution rights of an aggregate 96 prescription and over-the-counter drugs in Jilin province. This portfolio is a key component of its long term growth strategy to leverage its large distribution center and channels established to drive incremental future revenue growth. These agreements are typically one year in duration and renewable.

On March 1, 2010, the Company divested its Digital E-learning Business.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

TRANSLATION ADJUSTMENT

As of June 30, 2010, the accounts of Yongxin were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC 830), “Foreign Currency Translation,” with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

NON-CONTROLLING INTEREST

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP. The Company acquired 80% of Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively.  The 20% equity interest held by Yongxin Liu and Yongkui Liu represents non-controlling interest amounting to $6,071,017 as at June 30, 2010 compared to $5,687,633 as at December 31, 2009.

The Company owns a 90% ownership interest in Jinyongxin Drugstore. The remaining 10% interest in Jinyongxin Drugstore is owned by third parties. As at June 30, 2010 and December 31, 2009, the 10% equity interest amounted to $39,492 and 26,917 respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2010 and December 31, 2009, there was no allowance for doubtful debts.

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

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material.  The advances to suppliers are interest free and unsecured. As of June 30, 2010 and December 31, 2009, advance to suppliers amounted to $6,044,292 and $6,255,874, respectively.

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

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement No. 123R, Share-Based Payment (SFAS 123R) (ASC 718), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic earnings per share from continued operations were $0.09 and $0.27 for the three month periods ended June 30, 2010 and 2009, respectively. Basic earnings per share from discontinued operations were $0.01 and $0.13 for the three month periods ended June 30, 2010 and 2009, respectively. Diluted earnings per share from continued operations were $0.09 and $0.26 for the three month periods ended June 30, 2010 and 2009, respectively. Diluted earnings per share from discontinued operations were $0.01 and $0.12 for the three month periods ended June 30, 2010 and 2009, respectively. Basic earnings per share from continued operations were $0.18 and $0.58 for the six month periods ended June 30, 2010 and 2009, respectively. Basic earnings/(loss) per share from discontinued operations were $0.39 and $(0.02) for the six month periods ended June 30, 2010 and 2009, respectively. Diluted earnings per share from continued operations were $0.18 and $0.57 for the six month periods ended June 30, 2010 and 2009, respectively. Diluted earnings/(loss) per share from discontinued operations were $0.39 and $(0.02) for the six month periods ended June 30, 2010 and 2009, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, FASB issued ASU No. 2010-13–Stock Compensation. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition.

The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 Subsequent Events (Topic 855) – “Amendments to Certain Recognition and Disclosure Requirements”. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

NOTE 3 –OTHER RECEIVABLE

Other receivables as of June 30, 2010 and December 31, 2009 are summarized as follows. The receivables are interest free, unsecured, and due on demand.

	June 30, 2010	December 31, 2009
Advance to employees	$-	$26,493
Advances to store employees	38,725	15,037
Rent receivable	53,028	19,218
Deposits	1,531,425	765,925
Sponsorship from customers		987,174
Others	118,873	57,237
Total	$1,742,052	$1,931,084

NOTE 4 – PREPAID EXPENSES

The balance of Company prepaid expenses as of June 30, 2010 and December 31, 2009 comprised of the following:

	June 30, 2010	December 31, 2009
Prepaid rent	$-	$18,087
Rent	602,803	489,156
Other prepaid expenses	166,989	27,525
Prepaid debt issue costs	150,065	-
Total	$919,857	$534,769

NOTE 5 - INVENTORIES

As of June 30, 2010 and December 31, 2009, inventory consisted of the following:

	June 30, 2010	December 31, 2009
Packaging Materials	$404,684	$200,007
Finished Goods	9,117,154	7,611,621
Total inventory	$9,521,838	$7,811,628

NOTE 6 - PROPERTIES AND EQUIPMENT

As of June 30, 2010 and December 31, 2009 the property and equipment of the Company consisted of the following:

	June 30, 2010	December 31, 2009
Office furniture and fixtures	$871,151	$930,962
Vehicles	393,715	392,557
Buildings	8,635,537	8,629,014
Other	9,343
Construction in progress	1,601	1,551
Total property and equipment	9,911,347	9,953,784
Less: Accumulated depreciation	(1,520,507)	(1,200,420)
Net value of property and equipment	$8,390,840	$8,753,364

The Company had depreciation expense of $305,366 and $124,395 for of the six month periods ended June 30, 2010 and 2009, respectively. The Company had depreciation expense of $154,747 and $50,200 for of the three month periods ended June 30, 2010 and 2009, respectively.

NOTE 7-   INTANGIBLE ASSETS

As of June 30, 2010 and December 31, 2009, the intangible assets of the Company consisted of the following:

	June 30, 2010	December 31, 2009
Software	$1,109,717	$1,102,893
Total intangible assets	1,109,717	1,102,893
Less: Accumulated amortization	(172,887)	(115,561)
Net value of intangible assets	$936,830	$987,332

The amortization expense for the six month periods ended June 30, 2010 and 2009 amounted to $56,602 and $28,450, respectively. The amortization expense for the three month periods ended June 30, 2010 and 2009 amounted to $24,191 and $16,213, respectively.

The amortization expenses for intangible assets for next five years after June 30, 2010 are as follows:

June 30, 2011	$113,262
June 30, 2012	110,817
June 30, 2013	108,447
June 30, 2014	7,855
June 30, 2015	7,855
Total	$348,236

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sell products for the Company.  Other payables and accrued expenses consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Accrued compensation	$433,338	$1,091,299
Accrued rent expense	189,858	124,874
Accrued professional fees	82,788	86,026
Accrued litigation	1,006,882	987,515
Accrued interest	43,585	8,133
Accrued payable	2,118,432	2,539,032
Other accrued expense	179,021	112,151
Sales agent deposits	68,781	113,265
Other payable	-	108,491
	$4,122,685	$5,170,786

NOTE 9 - ADVANCE FROM CUSTOMERS

The advances from customers amounted to $2,199,780 and $2,055,602 respectively as of June 30, 2010 and December 31, 2009, representing the deposits made by customers to purchase inventory from the Company.

NOTE 10 - DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs.  The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau (“Insurance Bureaus”) reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year.  The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year.  The Company classified 10% of the sales made through the healthcare program networks as deferred income as the collectability of these sales is uncertain. As of June 30, 2010 and December 31, 2009, the Company had deferred income of $218,458 and $419,277, respectively.

NOTE 11 - SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued.  Once the Company issues shares, the amounts are classified as Common stock. As of June 30, 2010, the Company has total 41,667 (post-reverse split) shares to be issued with balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

During the year ended December 31, 2009, the Company entered into an agreement with an investor relations firm for services.  The term of services is one year and the Company is obligated to issue 50,000 shares (post-reverse split) to the investor relations firms. As of June 30, 2010, only 25,000 shares (post-reverse split) were issued to the investor relations firm and the balance is still to be issued. The Company has recorded the fair market value of the 25,000 shares of $36,000 as shares to be issued.

NOTE 12 -TAXES PAYABLE

Tax payable comprised of the following taxes as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
VAT	$18,766	$7,874
Business Tax	95,173	94,785
City Construction Tax	6,047	6,658
Education Tax	5,106	5,356
Income Tax	970,696	1,305,906
Others	1,020	855
Total	$1,096,808	$1,421,434

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the United States, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2010. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following as of June 30, 2010 and 2009:

	2010	2009
Current income tax expense
US Federal	$-	$-
US State	-	-
PRC current income tax expense	624,516	730,566
Total Provision for Income Tax	$624,516	$730,566

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2010	2009
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax - PRC	25%	25%
Exempt from income tax	-	-
Temporary difference	0.70%	0.31%
Tax expense at actual rate	25.70%	25.31%

United States of America

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets of $4,473,105, a reserve equal to the amount of deferred income taxes has been established at June 30, 2010.

People’s Republic of China (“PRC”)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 25%.

The following table sets forth the significant components of the provision for income taxes for operation in PRC as of June 30, 2010 and 2009.

	2010	2009
Net taxable income	$2,429,587	$2,886,028
Income tax @ 25.70% and 28%	$624,516	$730,566

NOTE 13 - SHORT-TERM LOANS PAYABLE

The loans payable at June 30, 2010 comprised of the following:

	June 30, 2010	December 31, 2009
Loan payable to Jilin Bank, interest at 4.86% annually, due by August 10, 2010 (Note a)	$481,176	$-
Loan payable to Jilin Bank, interest at 4.86% annually, due by October 17 2010 (Note b)	539,856	-
Loan payable to a non-related party, interest at 1.5% annually, unsecured, due by December 31, 2010	115,708	237,146
Loan payable to Jilin Bank, interest at 6.9% annually, due by January 22, 2010	-	733,500
Various loans, interest free, unsecured and due on demand	1,478,074	130,238
Loan payable to Runfeng Agriculture Credit Union, annual interest at 8.1% over bank stated rate, secured by personal properties of a significant stockholder of the Company, due by January 26, 2011	1,320,300	-
Loan payable to Jilin Bank, interest at 4.86% annually, due by December 23 2010 (Note c)	440,100
Total	$4,375,214	$1,100,884

(a)
As of June 30, 2010, short-term borrowings, amounting to USD 481,176, were pledged by accounts receivable, amounting to USD 601,470 at interest rates of approximately 4.86%, maturing by August 10, 2010.

(b)
As of June 30, 2010, short-term borrowings, amounting to USD 539,856, were pledged by accounts receivable, amounting to USD 674,820 at interest rates of approximately 4.86%, maturing by October  17, 2010.

(c)
As of June 30, 2010, short-term borrowings, amounting to USD 440,100, were pledged by accounts receivable, amounting to USD 550,125 at interest rates of approximately 4.86%, maturing by December 23, 2010.

NOTE 14 - LONG-TERM LOAN PAYABLE

The Company had long term loans payable amounting to $0 and $1,320,300 as of June 30, 2010 and December 31, 2009, respectively.  The loans are secured by personal properties of a significant stockholder of the Company. The loans payable at June 30, 2010 and December 31, 2010 comprised of the following:

	June 30, 2010	December 31, 2009
Loan Payable to Runfeng Agriculture Credit Union, annual interest at 150% over bank stated rate, due by January 26, 2011	-	$1,320,300

The long term loan payable was reclassified to short term loan payable as of June 30, 2010.

NOTE 15 - CONVERTIBLE NOTE PAYABLE

On January 25, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $700,000.  The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $2.40 per share (post-reverse split), which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing.  The notes are secured by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock. The note may be redeemed, by the Company, at any time for 110% of outstanding principal and interest. The note investors also received, as a part of the financing, warrants for the purchase of up to 291,667 shares (post-reverse split) of the Company’s common stock with an exercise price $6 per share (post-reverse split) (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.  The Company will use the proceeds of the financing for the payment of auditing expenses, legal fees, operating expenses, supplies, and general working capital.

The notes were convertible into an aggregate of 291,667 shares (post-reverse split). The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $418,783 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $281,217 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the six month period ended June 30, 2010 $138,542 was expensed. The Company further incurred broker fees of $56,000 cash and 8,750 warrants (post-reverse split) having fair market value of $50,037, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. In the six month period ended June 30, 2010, $20,986 was expensed as a general expense.

On March 4, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $125,000. The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $2.40 per share (post-reverse split), which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing. The notes are secured by pledged stock, and by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock. The notes may be redeemed by the Company at any time for 110% of outstanding principal and interest. The note investors also received, as a part of the financing, warrants for the purchase of up to 52,083 shares (post-reverse split) of our common stock with an exercise price $6 per share (post-reverse split) (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.

The notes were convertible into an aggregate of 52,083 shares (post-reverse split). The relative fair value of the warrants using the Black-Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $74,456 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $50,544 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the six month period ended June 30, 2010 $21,513 was expensed. The Company further incurred broker fees of $10,000 cash and 1,563 warrants (post-reverse split) having fair market value of $9,115, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. In the six month period ended June 30, 2010, $3,290 was expensed as a general expense.

On May 3, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $250,000. The Company issued to the investors secured convertible notes with a two year term, bearing 10% interest per annum, convertible into common stock of the Company at a conversion price of $2.40 per share (post-reverse split), which is subject to adjustment for stock splits, recapitalizations and other similar events, and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing. The notes are secured by pledged stock, and by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock. The notes may be redeemed by the Company at any time for 110% of outstanding principal and interest. The note investors also received, as a part of the financing, warrants for the purchase of up to 104,167 shares (post-reverse split) of our common stock with an exercise price $6 per share (post-reverse split) (subject to adjustment for stock splits, recapitalizations and other similar events) exercisable for a period of three years.

The notes were convertible into an aggregate of 104,167 shares (post-reverse split). The relative fair value of the warrants using the Black-Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $141,284 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $108,716 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the six month period ended June 30, 2010 $23,810 was expensed. The Company further incurred broker fees of $20,000 cash, legal fee of $10,000 cash and 3,125 warrants (post-reverse split) having fair market value of $24,367, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. In the six month period ended June 30, 2010, $5,178 was expensed as a general expense.

NOTE 15- LOANS FROM RELATED PARTIES

As of June 30, 2010 and December 31, 2009, the loans from related parties were comprised of the following:

	June 30, 2010	December 31, 2009
Loans payable to ex-officers, interest free, due on demand, and unsecured	$-	$184,662
Total	$-	$184,662

NOTE 16 - STOCKHOLDERS' EQUITY

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

The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock. In particular, the holder of any shares of Series A Convertible Preferred Stock shall have the right, at its option, to convert, any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on a six (6) for one (1) basis. The conversion formula is conditioned on the Company earning no less than $3 million of net income in for the fiscal year ending December 31, 2007; $4 million of net income in the fiscal year ending December 31, 2008 and $5 million of net income in the fiscal year ending December 31, 2009. In the event that in any of the three fiscal years, the Company earns less than required net income amounts for conversion, then the conversion right shall be proportionately reduced by the amount of the shortfall below the required net income amount, with the "catch-up" right to convert additional shares to the extent that the net income exceeds $3 million; $4 million and $5 million respectively in each of the three consecutive years. In no event shall this conversion right allow for the conversion of the Series A Preferred Stock into more than 6 common shares for each share of Series A Preferred Stock over the course of the aforementioned three calendar years. The net income requirements shall be based upon an audit of the revenues for each fiscal year. All conversions shall be made within 30 days of the completion of such audit.  During the year ended June 30, 2010, holders of 3,333,333 preferred shares opted to convert the preferred shares into 1,666,667 common shares (post-reverse split).

As of June 30, 2010 and December 31, 2009, the Company had 5,295,306 and 4,704,077 shares (post-reverse split) of common stock issued and outstanding, respectively.

During the six month period ended June 30, 2010, the Company awarded 16,667 shares (post-reverse split) as compensation pursuant to the Equity Incentive Plan. The restricted stock grant vests 1/12 every 3 months, consistent with similar awards granted to other directors on board. The shares were valued at the fair market value of $103,002 on the date grant. As of June 30, 2010, 8,334 shares were issued to the director. The Company amortized $8,584 as compensation expense for the services rendered as of June 30, 2010.

During the year ended December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services. The agreement is for a period of 1 year and the Company issued 16,667 shares (post-reverse split) of restricted common stock to the investor relations firm during the six month period ended June 30, 2010. The Company valued the shares at the fair market value of $104,000 and expensed $69,333 during the six months ended June 30, 2010 in the consolidated financial statements. The balance $34,667 was recorded as prepaid consulting in the consolidated financial statements.

On April 9, 2010, the Company closed a private placement of our equity securities.  We issued a total of 490,875 shares (post reverse-split) of our common stock, restricted in accordance with Rule 144, to 2 accredited investors, for total consideration of $1,178,100.  In addition, we issued to the investors warrants to acquire another 490,875 shares (post-reverse split) of our common stock at $6 per share (post-reverse split), exercisable for a period of three years.  The fair market value of the warrants was calculated using the Black-Scholes option pricing model and was netted against the net proceeds of the private placement.

During the six month period ended June 30, 2010, the Company issued 16,667 shares (post-reverse split) each to two ex-officers for settlement of litigation with one ex-officer and for settlement of debt with the other. The shares were valued at the fair market of the shares of $226,000 on the date of settlement.

During the six month period ended June 30, 2010, the Company issued 41,667 shares (post-reverse split) for a litigation settlement. The shares were valued at the fair market of the shares of $255,000 on the date of settlement.

During the year ended December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services. The agreement is for a period of 1 year and the Company agreed to issue 25,000 shares (post-reverse split) of restricted common stock and 25,000 warrants (post-reverse split) at exercise prices ranging from $12 per share to $24 per share (post-reverse split), to the investor relations firm. The Company valued the shares at the fair market value of $30,000 and expensed $25,000 during the year ended December 31, 2009 in the consolidated financial statements. The balance $5,000 were expensed during the six month period ended June 30, 2010.

During the year ended December 31, 2009, the Company entered into a consulting agreement with an investor relations firm to provide investor relations and public relations services.  The agreement is for a period of 1 year and the Company agreed to issue 50,000 shares (post-reverse split) of restricted common stock to the investor relation firm.  The Company valued the shares at the fair market value of $72,000 and expensed $66,000 during the year ended December 31, 2009 in the consolidated financial statements. The balance amount of $6,000 was expensed during the six month period ended June 30, 2010. As of June 30, 2010, 25,000 of such shares (post-reverse split) are still not issued and are included in the shares to be issued.

On September 25, 2009, the Company closed a private placement of its equity securities.  We issued a total of 490,875 shares (post-reverse split) of our common stock, restricted in accordance with Rule 144, to 157 accredited investors, for total consideration of $467,369.  In addition, we issued to the investors warrants to acquire another 490,875 shares (post-reverse split) of our common stock at $4 per share (post-reverse split), exercisable for a period of three years.  In relation to this private placement, the Company also issued 83,333 shares (post-reverse split) of common stock and paid $35,000 cash. The warrants granted to the investors were valued using the Black-Scholes option-pricing model.

During the year ended December 31, 2009, holders of 3,333,333 preferred shares opted to convert the preferred shares into 1,666,667 (post-reverse split) common shares.

As of October 30, 2008, the Company sold 9,058 shares (post-reverse split) to an unrelated party for $50,000.  The amount was received directly by the related party, and the Company shows a receivable from the related party for such amount.  The related party receivable is interest free, due on demand, unsecured and has been reflected in the equity section in the accompanying consolidated financial statements.

NOTE 17 – OPTIONS AND WARRANTS

WARRANTS

Following is a summary of the warrant activity for the period ended June 30, 2010:

Outstanding, December 31, 2009	432,365
Granted	952,230
Expired	-
Exercised	-
Outstanding, June 30, 2010	1,384,595

Following is a summary of the status of warrants outstanding at June 30, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Number of Warrants	Intrinsic Value

$6 - $48	1,384,595	2.26 years	$6.32	1,384,595	55,640

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option-pricing model are as follows:

The 952,230 warrants granted during the six month period ended June 30, 2010:

Risk-free interest rate	1.75%
Expected life of the warrants	3years
Expected volatility	197.3%
Expected dividend yield	0

During the six month period ended June 30, 2010, the Company entered into three subscription agreements with investors for private placement of equity securities. The Company issued note payables with 291,667 warrants (post-reverse split), 52,083 warrants (post-reverse split) attached to them and 104,167 warrants (post-reverse split) (See Note 16). The Company also granted 8,750 warrants (post-reverse split), 1,563 warrants (post-reverse split) and 3,125 warrants (post-reverse split) as broker’s fee. The Black-Scholes fair market value of $50,037, $9,115 and $24,367 of the warrants was calculated using the above assumptions and is being amortized over the term of the notes. During the six month period ended June 30, 2010, the Company amortized $13,793 as general expense. During the three month period ended June 30, 2010, the Company amortized $9,243 as general expense.

On April 9, 2010, the Company closed a private placement of its equity securities.  We issued a total of 490,875 shares (post-reverse split) of our common stock, restricted in accordance with Rule 144, to 2 accredited investors, for total consideration of $1,178,100.  In addition, we issued to the investors warrants to acquire another 490,875 shares (post-reverse split) of our common stock at $6 per share (post-reverse split), exercisable for a period of three years.  The fair market value of the warrants was calculated using the Black-Scholes option pricing model and was netted against the net proceeds of the private placement.

During the year ended December 31, 2009 the Company granted 25,000 warrants (post-reverse split) at exercise prices ranging from $12 per share to $24 per share (post-reverse split), to an investor relation firm. The Black-Scholes fair market value of the warrants was $28,439. The Company recorded an expense of $23,699 during the year ended December 31, 2009 in the consolidated financial statements for the warrants. The balance amount of $4,740 was recorded as expense during the six month period ended June 30, 2010.

On September 25, 2009, the Company closed a private placement of its equity securities. We issued a total of 278,199 shares (post-reverse split) of our common stock, restricted in accordance with Rule 144, to 157 accredited investors, for total consideration of $467,369. In addition, we issued to the investors warrants to acquire another 278,199 shares (post-reverse split) of our common stock at $4 per share (post-reverse split), exercisable for a period of three years.  The fair market value of the warrants was calculated using the Black-Scholes option pricing model and was netted against the net proceeds of the private placement.

OPTIONS

On June 28, 2010, the board of directors and stockholders of China Yongxin Pharmaceuticals Inc. (the “Company”) adopted the China Yongxin Pharmaceuticals Inc. 2010 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue up to 250,000 shares of common stock as awards over the term of the Plan, subject to adjustment to reflect stock splits, reorganizations and other changes in corporate structure affecting the common stock. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock and other stock or cash awards to eligible directors, officers and employees of, and consultants and advisors to, the Company or subsidiary of the Company. The Plan is initially administered by the Company’s board of directors (the “Board”). The Board determines which employees, directors, officers, consultants and advisors will participate in the Plan, as well as the terms of award grants.

Stock options granted under the Plan may not be exercisable more than 10 years after the date such option is granted. Awards under the Plan may be conditioned on continued employment or the passage of time. Vesting requirements are determined by the Board, provided, however, that stock options shall vest and become exercisable as to one-twelfth (1/12th) of the total number of shares subject to the option every three months following the date of grant.

The Plan provides that in the event of the Company’s change in control, each outstanding award will be assumed or an equivalent option or right will be substituted by the successor corporation or a parent of subsidiary of the successor corporation.  In the event that the successor corporation refuses to assume or substitute for an award granted under the Plan, all options will fully vest and become exercisable and all restrictions on restricted stock will lapse.  In addition, if an option right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a change of control, the Board or committee will notify the participant in writing or electronically that the option will be fully vested and exercisable for the term of the option, and the option will terminate upon the expiration of such period.

The Plan provides that in the event a participant in the Plan terminates service with the Company for any reason other than death, disability, normal or early retirement or good reason, any options which have become exercisable prior to the time of termination will remain exercisable for the lesser of 90 days from the date of termination or the balance of the option’s term, whichever period is shorter.  If termination was caused by death, any options which have become exercisable prior to the time of termination will remain exercisable for 12 months from the date of termination or until the expiration of the term of the option, whichever period is shorter. If termination was caused by disability, any options which have become exercisable prior to the time of termination will remain exercisable for 90 days from the date of termination, provided, however, that, if the optionee dies within such ninety (90) day period, any unexercised option will remain exercisable for 12 months from the date of termination, or for the term of the option, whichever period is shorter. In no event may a participant exercise the option after the expiration date of the option.

On June 28, 2010, the Company granted non qualified stock options to three directors pursuant to the Equity Incentive Plan. Each director was granted 16,667 options to purchase shares of common stock of the Company, par value $0.001 in accordance with the provisions of the Plan. The options have an exercise price of $4.49 per share. The options may be exercised, in whole or in part, provided the Optionee has not terminated his or her applicable service as of the applicable vesting date. The Option to purchase all or any part of the Options vests and becomes exercisable as to 1/12th of the total number of Options every three months following June 28, 2010.

Following is a summary of the options activity for the period ended June 30, 2010:

Outstanding, December 31, 2009	-
Granted	50,001
Expired	-
Exercised	-
Outstanding, June 30, 2010	50,001

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Average Remaining Contractual Life	Average Exercise Price	Number of Options	Intrinsic Value

$4.49	50,001	10 years	$4.49	4,167	-

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

The 50,001 options granted during the six month period ended June 30, 2010:

Risk-free interest rate	3.5%
Expected life of the options	10 years
Expected volatility	197.3%
Expected dividend yield	-

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its operating locations.  Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses.  The Company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at June 30, 2010, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

2010	$1,058,624
2011	959,800
2012	306,110
2013	82,426
2014	17,853
Total minimum lease payments	$2,424,813

The Company sub-leases its building to an unrelated party. The lease term is one year.

Legal proceedings

On or about October 17, 2008, a former officer initiated an action in the Superior Court for the State of California, County of Los Angeles, Central District, against the Company alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company defended itself against claims for open account and intentional misrepresentation.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The case was settled in October 2009 for $50,000 cash and 400,000 shares of common stock.  The court also ordered interest at the rate of 10% on $50,000 from June 20, 2009 until the date the amount is paid off.  The Company accrued an aggregate sum of $127,397 for the cash to be paid and for the fair market value of the shares to be issued. The Company paid $52,500 in cash and issued 200,000 shares of common stock to the former officer, valued at $102,000 for the settlement of debt, during the six month period ended June 30, 2010.

The Company was involved in a legal proceeding filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  The Company strongly disputed the lawsuit and aggressively defended such action. The Company accrued $219,000 in the accompanying financials statements. The Company paid $35,000 in cash and 500,000 shares valued at $255,000 for the settlement of the case during the six month period ended June 30, 2010.

A former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages, bonuses, benefits, penalties and interest.  The case went into trial in November 2009 and the trial court thereafter issued a judgment for plaintiff in the amount of $641,018. The Company accrued the amount in 2009. The court entered a revised judgment in the amount of $746,487 against the Company on April 20, 2010 to reflect attorney fees.  As of June 30, 2010, the Company has not paid the judgment amount and the revised judgment amount has been accrued in the accompanying financials as accrued litigation. The Company also accrued interest of $18,662 at the rate of 10% on the settlement amount.

On or about March 10, 2009, a former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages that accrued during his employment from 2005 to 2008 as well as penalties, interest and attorney fees. The Company and the former employee entered into a stipulation on May 10, 2010 in the amount of $241,733. The Company accrued the amount in the accompanying financials as accrued litigation as of June 30, 2010.

NOTE 19 – SEGMENT INFORMATION

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

The retail drug store segment is complemented by such core front-end categories as over-the-counter medications, health and beauty products, and other items. As of June 30, 2010, the retail drug store segment operated 103 retail stores with business area of 9,834 square meters in three cities in China.

The pharmaceutical medicine wholesales segment, operated through Yongxin, provides logistics wholesale distribution of over-the-counter and prescribed medicines to hospitals, clinics, medical institutions and retail drug stores.

The following table summarizes significant financial information by segment:

	For The Six-Month Periods ended June 30, 2010	For The Six-Month Periods ended June 30, 2009

Revenues from unaffiliated customers:
Retail drug stores	7,408,340	6,527,039
Pharmaceutical medicine wholesales	17,547,614	14,550,439
Unallocated	-	-
Revenues from inter-company sales	(3,119,994)	(2,733,988)
Consolidated Totals	21,835,960	18,343,491

Net income:
Retail drug stores	502,352	498,826
Pharmacy wholesales	1,363,941	1,434,003
Unallocated	1,078,029	(142,774)
Net income from inter-company	(73,791)	(325,264)
Consolidated Totals	2,870,531	1,464,791

Depreciation and amortization:
Retail drug stores	156,590	67,203
Pharmacy wholesales	205,378	82,628
Unallocated	-	3,015
Consolidated Totals	361,968	152,845

Interest income:
Retail drug stores	1,711	-
Pharmacy wholesales	8,397	7,984
Unallocated	-	-
Consolidated Totals	10,108	7,984

Interest expense:
Retail drug stores	-	-
Pharmacy wholesales	86,121	-
Unallocated	-	-
Consolidated Totals	86,121	-

Capital expenditures:
Retail drug stores	76,221	244,073
Pharmacy wholesales	12,677	31,456
Unallocated		-
Consolidated Totals	88,898	275,529

Identifiable assets:
Retail drug stores	10,503,956	9,742,237
Pharmacy wholesales	36,087,798	26,655,660
Unallocated	1,573,158	(28,416)
Consolidated Totals	48,164,912	36,369,481

NOTE 20 – STATUTORY RESERVE

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory Surplus Reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; and

iii.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

NOTE 21- DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., (“SEA”), a subsidiary of Nutradyne Group Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as discontinued operations.

In November 2009, a subsidiary of the Company, Jilin Dingjian Natural Health Products Co., Ltd, (“Dingjian”), entered into an agreement (the “Agreement”) with Sun Shi Wei (the “Buyer”), an individual, to transfer 90% of ownership with all its assets and liabilities to the Buyer.  The 10% minority interest remained unchanged.  Both parties agreed that the Buyer assumed the net liability. No other money was exchanged. The Agreement also indicated that the Company would be liable for any undiscovered liability.

Because the Buyer assumed the net liability, the Company recorded a gain from disposal of assets and liabilities at November 30, 2009. Dingjian is presented in the accompanying financial statements as discontinued operations.

Balance Sheet information for the discontinued subsidiaries as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,2010	December 31, 2009
Assets:
Assets	$-	$-
Total assets	$-	$-

Liabilities:
Accounts payable	-	$227,590
Accrued expenses	-	238,581
Loans payable	-	162,666
Total liabilities	$-	$628,837

Net liabilities of discontinued operations	$-	$628,837

On March 1, 2010, the Company sold its digital e-learning business including its wholly-owned subsidiary, Digital Learning Institute Inc., a Delaware corporation (“Digital Learning”); and (i) Digital Learning’s wholly-owned subsidiary Software Education of America, Inc., a California corporation; (ii) Digital Learning’s wholly-owned subsidiary McKinley Educational Services, Inc., a California corporation; (iii) Digital Learning’s wholly-owned subsidiary Digital Knowledge Works, Inc., a Delaware corporation; (iv) Digital Learning’s wholly-owned subsidiary Coursemate, Inc., and (v) Digital Learning’s wholly-owned subsidiary Global, Inc., a California corporation (referred to collectively herein as the "Digital E-learning Business"). The Company recorded a gain of $1,948,554. The following are the assets and liabilities of the disposed entities:

Amount

AP	$728,754
Accrued expenses	435,469
Due to related party	140,456
Loan payable	130,238
Other liabilities	492,837

Current Liabilities, Total	1,928,554

Net liability disposed	(1,928,554)

Addition cash received	20,000

Gain on disposal of subsidiaries	$1,948,554

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. (formerly Digital Learning Management Corporation and Nutradyne Group, Inc.) and its subsidiaries (the “Company") for the three and six month periods ending June 30, 2010 and June 30, 2009 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this quarterly report on Form 10-Q (“Form 10-Q”).

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

Overview

China Yongxin Pharmaceuticals Inc. (the “Company”) is a wholesale and retail distributor of pharmaceuticals and health-related products in Jilin province in the northeastern region of the People’s Republic of China (“PRC” or “China”). The Company currently operates 110 retail drugstores and it enjoys strong brand name recognition in Jilin province, which we believe results from having several store locations in high-traffic areas and from providing high quality and reliable pharmaceutical retail services for our customers.  In the first half of fiscal 2010, we opened 10 new retail drugstores in Jilin Province.  Our wholesale operation is fully equipped with warehousing, distribution and information management capabilities. As one of the first authorized distributors of essential drugs in Jilin Province, we currently have seven distribution agencies with our distribution center based in Changchun City. We currently distribute drugs to approximately 274 medical institutions, 217 community health services centers, 624 hospitals in rural areas, 112 regional sub-distributors and 2,600 drugstores or clinics.

The Company was originally incorporated in Delaware on February 18, 1999 under the name of FreePCSQuote. On December 21, 2006, Changchun Yongxin Dirui Medical Co., Ltd, a Chinese corporation ("Yongxin") and all of the shareholders of Yongxin entered into a reverse acquisition transaction with the Company. On April 12, 2008, we entered into a second amended acquisition agreement with Yongxin, effective November 16, 2007, in which the Company acquired 80% of the equity interest of Yongxin, and the Company issued an aggregate of 21,000,000 shares (pre-Reverse Split) of newly issued common stock and 5,000,000 shares of Series A Convertible Preferred Stock to the original Yongxin shareholders and/or their designees (the “Reverse Acquisition Transaction”). For accounting purposes, this Reverse Acquisition Transaction was accounted for under GAAP as a reverse acquisition, since the original stockholders of Yongxin became the owners of a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Yongxin became the directors and executive officers of the Company. In connection with the Reverse Acquisition Transaction, we changed our name to “Nutradyne Group Inc.”

Prior to the November 2007 reverse acquisition, the Company conducted a digital e-learning business which developed and marketed learning solution products, training and education through its subsidiaries: (1) Digital Learning Institute Inc., a Delaware corporation; (2) Software Education of America, Inc., a California corporation; (3) McKinley Educational Services, Inc., a California corporation; (4) Digital Knowledge Works, Inc., a Delaware corporation; and (5) Coursemate, Inc., a California corporation (referred to collectively herein as the “Digital E-learning Business”).

Yongxin was originally established in 1993. Yongxin's business operations consist of wholesale and retail sales of pharmaceuticals, medical equipment, other medical-related products, health products including nutritional and dietary supplements, and cosmetics (see “Products”). Yongxin's operations are based in Changchun City, Jilin Province, China. In 2004, Yongxin established Jilin Province Yongxin Chain Drugstore Ltd. ("Yongxin Drugstore") to develop a customer-terminal network market. In July 2005, the Company obtained the franchise rights in Jilin Province from American Medicine Shoppe (Meixin International Medical Chains) and by then had developed four chains under the name of "Meixin Yongxin." As of June 1, 2010, Yongxin Drugstore had developed and continues to operate 29 retail chain drug stores under the Yongxin brand which collectively cover 10,860 square meters of retail space throughout Changchun city in China.

On March 16, 2007, Yongxin Drugstore entered into various agreements with retail drug stores in Tianjin and established Tianjin Jingyongxin Chain Drugstore Ltd. ("Jinyongxin Drugstore"), in which the Company has a 90% equity ownership.  Jinyongxin Drugstore is located in Tianjin City, China.  As of June 1, 2010, Jinyongxin Drugstore had developed and continues to operate 26 retail chain drug stores with total retail space of 3,727 square meters throughout Tianjin City in China.

On May 15, 2007, Yongxin established Jilin Dingjian Natural Health Products Co., Ltd. ("Dingjian") whereby Yongxin acquired a 90% ownership interest in Dingjian.  The other 10% of Dingjian was held by an individual named Jianwei Chen. Dingjian was formed under laws of the People's Republic of China and is located in Changchun City, Jilin Province.  Dingjian's products included ginseng products, flower-flavored tea, rare raw medicine materials and local specialty products.  On November 21, 2009, Yongxin disposed of its entire ownership interest in Dingjian pursuant to an Equity Transfer Agreement (the "Agreement") with Sun Shi Wei, an individual. Pursuant to the Agreement, Yongxin transferred its 90% ownership interest in Dingjian to Sun Shi Wei. No other consideration was exchanged.  .  The Company disposed of Dingjian in order to focus its efforts on the wholesale and retail sales of pharmaceutical products and the expansion of its sales market.  As of the date of this Form 10-Q, Yongxin holds no ownership interest in Dingjian, and is not subject to any of its liabilities.

On June 15, 2007, Yongxin Drugstore established Baishan Caoantang Chain Drugstore Ltd. ("Caoantang Drugstore”). Caoantang Drugstore is a wholly-owned subsidiary of Yongxin Drugstore.  As of June 1, 2010, Caoantang Drugstore operated a chain of 36 retail drugstores that collectively cover 4,148 square meters of retail space and sell the products we sell.

On May 5, 2008, the Company changed its name from “Nutradyne Group, Inc.” to “China Yongxin Pharmaceuticals Inc.”

On March 9, 2009, the Company formally launched its Electronic Diagnosis System (the "EDS"), which enables its customers to remotely receive a medical diagnosis and conveniently purchase prescription drugs at its stores. The EDS is controlled by an electronic diagnostic center that is operated by the Company and located at the Company’s headquarters in Changchun city.  The center connects to remote terminals in our drugstores and transfers and saves backup data.  Our pharmacists and experts can communicate with our customers through video phones which are also connected to scanners and printers enabling any documents, such as the patients’ medical records, to be transferred from the terminal to the pharmacists and experts on call.  All communication data is safeguarded and are stored as medical records for future reference.  To date, the Company has installed 20 EDS units in its Yongxin chain drugstores, all located in Changchun City, Jilin Province, China.

Since the beginning of 2009, the Company has also signed 12 exclusive distribution agreements within the Jilin province with several well known pharmaceutical manufacturers including Tianjin Smith Kline & French Laboratones Ltd.  As of April 14, 2010, Yongxin had exclusive distribution rights of an aggregate 96 prescription and over-the-counter drugs in Jilin province.  This portfolio is a key component of its long term growth strategy to leverage its large distribution center and channels established to drive incremental future revenue growth. These agreements are typically one year in duration and renewable.

On March 1, 2010, the Company divested its Digital E-learning Business.

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

Our corporate headquarters are located in City of Industry, California and the Company’s distribution operations are based in Changchun City, Jilin Province, China. Substantially all of our employees are located in China.  As of August 10, 2010, we had approximately 818 full time employees, with 143 employees with pharmaceutical education and/or training, and among which there are 90 licensed pharmacists working at our retail drugstores.

Recent Developments

In March 2009, the Chinese government announced certain changes to the national medical policy relating to the extension of medical benefits to rural areas in China (“National Medical Policy”) that will be gradually implemented throughout the nation between 2009 through 2011.  These revisions to the National Medical Policy would extend medical insurance coverage to people who live in the rural areas of China, which includes approximately 40% of the Chinese population.  Management believes the implementation of these revisions to the National Medical Policy would be highly beneficial to our sales and operations because the Company has a retail presence in rural areas and its wholesale distribution sales should also increase because it sells to retailers and hospitals in rural areas.  However, throughout 2009, the implementation and direction of the National Medical Policy had been unclear.  Due to this uncertainty, the Company decided to make changes to the operation of its business in the second half of 2009, including a shift in focus from the wholesale sector to the retail sector of its business.  Specifically, in 2009 we began placing greater emphasis on developing and expanding our retail segment in response to market opportunities.  The retail sector of our business has begun to generate a better profit margin compared to our wholesale sector, but it also requires more working capital.  Although overall sales were down in 2009, our gross profit actually continued to increase due to the higher profit margin contributed by the retail segment of our business.  In 2009, the Company invested more capital in the development of the Company’s retail segment while continuing to operate and grow the wholesale segment.  The Company plans to obtain more capital to further develop its wholesale operations by completing the public offering of its securities as described in the Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2010.  Further, in 2010, the government accelerated implementation of its reforms, which includes extending benefits to rural areas.  As a result, the Company believes that its operations and sales are poised to benefit in 2010 due to anticipated increases in sales through the Company’s rural retail stores and increased wholesale distribution sales to drugstores and hospitals in rural areas.

Since last year, we have also added products with higher profit margins to our operations, including cosmetics and certain health and nutritional products such as vitamins and supplements.  We believe that the addition of such products has increased our overall gross profit in 2010 and will continue to increase our gross profit margin over the next few years.

In the first half of fiscal 2010, we opened 10 new retail drugstores and an additional 3 franchise stores that were not consolidated in our financial statements. We currently operate a total of 110 retail drugstores in Northeastern China. The Company expects the trend of increased store openings to continue for the remaining of 2010 and in 2011 and 2012.

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

Non-Controlling Interest

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP.  The Company acquired 80% of Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively.  The 20% equity interest held by Yongxin Liu and Yongkui Liu represents non-controlling interest amounting to $6,071,017 as of June 30, 2010 compared to $5,687,633 as of December 31, 2009.

The Company owns a 90% ownership interest in Jinyongxin Drugstore. The remaining 10% interest in Jinyongxin Drugstore is owned by third parties. As at June 30, 2010 and December 31, 2009, the 10% equity interest amounted to $39,492 and $26,917, respectively.

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

Results of Operations

Comparison of Three and Six Month Periods Ended June 30, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$11,156,495	$9,158,497	$21,835,960	$18,343,491
Cost of Goods Sold	(8,336,111)	(6,439,563)	(16,612,472)	(13,393,833)
Gross Profit	2,820,385	2,718,935	5,223,489	4,949,659

Operating Expenses:
Selling expenses	964,696	763,290	1,758,819	1,583,452
General and administrative	842,385	1,136,632	1,690,215	1,475,144
Total Operating Expenses	1,807,081	1,899,942	3,449,034	3,058,596
Income from Operations	1,013,303	818,993	1,774,454	1,891,063
Other Income (Expense):
Gain on settlement of debt	-	-	75,000	-
Other income	143,534	706,756	214,885	794,553
Other expense	(106,880)	5,587	(44,262)	(20,790)
Interest Income (Expense)	(62,817)	(490)	(113,513)	7,984
Total Other Income	(26,163)	711,853	132,110	781,748

Operating Income Before Tax & Non-controlling Interest	987,140	1,530,846	1,906,565	2,672,811

Provision for Income Tax	(333,700)	(525,801)	(624,516)	(730,566)

Net Income Before Non-controlling Interest	653,440	1,005,044	1,282,048	1,942,245

Gain on disposal of subsidiaries
Gain / (loss) from discontinued operations	-	333,351	10,997	(47,069)
Gain on disposal of subsidiaries	58,754		1,948,554	-
Gain / (loss) from discontinued operations	58,754	333,351	1,959,551	(47,069)

Net Income Before Non controlling Interest	712,194	1,338,395	3,241,599	1,895,176

Non-controlling Interest	(192,644)	(297,801)	(371,069)	(430,386)

Net Income	519,551	1,040,594	2,870,531	1,464,790

Other Comprehensive Item
Foreign exchange translation gain (loss)	99,242	(42,017)	99,530	(18,340)

Net Comprehensive Income	618,793	998,577	2,970,061	1,446,450

Earning per share
Basic	0.10	0.40	0.57	0.56
Diluted	0.10	0.38	0.57	0.55

Weighted average number of shares outstanding
Basic	5,210,714	2,595,685	4,981,760	2,591,302
Diluted	5,223,359	2,670,685	4,994,405	2,666,302

Comparison of Three Months Ended June 30, 2010 and 2009.

Net Revenues.  For the three month period ended June 30, 2010, our net revenues increased approximately 21.8% from $9,158,497 for the three month period ended June 30, 2009 to $11,156,495 for the same period ended June 30, 2010.  For the three months ended June 30, 2010 and 2009, net revenues consisted of the following:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Wholesale	$7,622,702	$5,983,255
Retail	3,533,793	3,175,242
Total Net revenues	$11,156,495	$9,158,497

Our wholesale net revenues increased 27.4%, from $5,983,255 in the three months ended June 30, 2009 to $7,622,702 in the three months ended June 30, 2010.  This increase in net revenues was due to higher sales to distributors, retail drugstores and medical institutions.  Our wholesale net revenues were also higher for the three months ended June 30, 2010 because we obtained new wholesale customers in Shenyang, Jilin and Heilongjiang provinces, where, through a public bidding process, we were selected as the sole pharmaceuticals distributor for several military medical centers that are located in those three provinces.

Our retail net revenues increased 11.3%, from $3,175,242 in the three months ended June 30, 2009 to $3,533,793 in the three months ended June 30, 2010.  Our retail revenues for the three month period ended June 30, 2010 were higher due to approximately $250,000 in additional sales from the 19 new retail drugstores that we added from July 1, 2009 to June 30, 2010 and also approximately $108,000 in additional sales from products newly listed on the Essential Drug Catalogue under the national medical insurance program, which are reimbursable to recipients when purchased from authorized pharmacies.

Cost of Goods Sold. Cost of goods sold, which mainly consists of cost of drugs, was $6,439,563, or approximately 70.3% of net revenues for the three month period ended June 30, 2009, as compared to $8,336,111, or approximately 74.7% of net revenues for the same period in 2010.  For the three months ended June 30, 2010 and 2009, cost of goods sold consisted of the following:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Wholesale	$5,949,972	$4,421,900
Retail	2,386,140	2,017,663
Total Cost of Sales	$8,336,111	$6,439,563

Our wholesale cost of goods sold increased by approximately $1,528,072 or 34.6% from $4,421,900 in the three months ended June 30, 2009 to $5,949,972 in the three months ended June 30, 2010.  The increase in our wholesale cost of goods sold corresponded with the increase in our wholesale net revenues. The increase in our wholesale cost of goods was also attributable to an increase in the prices we pay to suppliers and manufacturers of certain drugs, such as antibiotics and certain herbal medications.   Management also believes that rising labor costs and inflation in China contributed to the increase in our wholesale cost of goods.

Our retail cost of goods sold increased by approximately $368,477 or 18.3% from $2,017,663 in the three months ended June 30, 2009 to $2,386,140 in the three months ended June 30, 2010.  The increase in our retail cost of goods sold corresponded with the increase in our retail net revenues.  In addition, the increase can also be attributed to the increase in the prices we paid to the manufacturers of the medications and other products we sell.  The increased prices reflect increases in raw material costs for the production of such medications and products that were passed on to us by the manufacturers.

Gross Profit. Our gross profit increased 3.7% from $2,718,935 for the three month period ended June 30, 2009, as compared to $2,820,385 for the same period ended June 30, 2010.  This slight increase in gross profit was mainly attributable to additional sales through our 19 new retail drugstores that opened from July 1, 2009 to June 30, 2010 and it was also due to additional sales from products newly listed on the Essential Drug Catalogue under the national medical insurance program, which are reimbursable to recipients when purchased from authorized pharmacies.  The increase in our overall gross profit margin was also due to sales of higher margin drugs which our management continuously strives to add to the products we sell through our wholesale and retail operations.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges and salaries, increased approximately 26.4% from $763,290 for the three month period ended June 30, 2009 to $964,696 for the same period in 2010.  The increase in selling expenses was mainly attributable to expenses related to the opening of new retail drugstores during the three month period ended June 30, 2010.

General and Administrative Expenses. General and administrative expenses were $1,136,652 for the three month period ended June 30, 2009, as compared to $842,385 for the three month period ended June 30, 2010, a decrease of 25.9%.  This decrease was largely due to a decrease in bad debt expense from $320,000 for the three month period ended June 30, 2009 to $0 for the same period ended June 30, 2010.

Other Income.  Other income decreased 103.7% from $711,853 for the three month period ended June 30, 2009 to $26,163 of total other expense for the same period in 2010.  For the three month period ended June 30, 2009, we held two large promotional events through which we garnered substantial sponsorship and promotional fees paid to us by our suppliers.  These large promotional events were held pursuant to the requests of our suppliers in order to market and promote their new products during the market downturn in 2009.  In 2010, our suppliers did not feel the need to hold similar large promotional events due to the overall improvement of local economic conditions.  For the three month period ended June 30, 2010, we did not hold any large-scale promotional activities, and therefore our other income decreased substantially compared to the same period ended June 30, 2009.

Net Income.  Net income decreased 50.1% from a net income of $1,040,594 in the three month period ended June 30, 2009 to a net income of $519,551 in the three month period ended June 30, 2010. For the three months ended June 30, 2010 and 2009, net income consisted of the following:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Wholesale	$927,740	$690,956
Retail	72,549	787,222
Unallocated	$(480,738)	$(437,584)
Total Net Income	$519,551	$1,040,594

Our wholesale net income increased by 34.3% from $690,956 for the three months ended June 30, 2009 to $927,740 for the three months ended June 30, 2010. This increase in net revenues was due to higher sales to distributors, retail drugstores and medical institutions.  Our wholesale net revenues were also higher for the three months ended June 30, 2010 because we obtained new wholesale customers in Shenyang, Jilin and Heilongjiang provinces, where, through a public bidding process, we were selected as the sole pharmaceuticals distributor for several military medical centers that are located in those three provinces.

Our retail net income decreased by 90.8% from $787,222 for the three months ended June 30, 2009 to $72,549 for the three months ended June 30, 2010. The decrease was due to the increase in expenses related to the opening of our new retail drugstores in the approximate amount of $310,000. The decrease was also attributable to a decrease in other income.  For the three months ended June 30, 2010, we received approximately $390,000 less in sponsorship and promotional income compared to the same period ended June 30, 2009, since our suppliers did not feel the need to hold similar large promotional events as they did in 2009 due to the overall improvement of local economic conditions.

Our unallocated net income, which is mainly comprised of non-controlling interest, legal and auditing expenses, gain on discontinued operations, and certain unallocated expenses, increased by 9.9% from a net expense of $437,584 for the three month period ended June 30, 2009 to a net expense of $480,738 for the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2010 and 2009.

Net Revenues.  For the six month period ended June 30, 2010, our net revenues increased approximately 19.0% from $18,343,491 for the three month period ended June 30, 2009 to $21,835,960 for the same period ended June 30, 2010.  For the six months ended June 30, 2010 and 2009, net revenues consisted of the following:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Wholesale	$14,427,620	$11,827,499
Retail	7,408,340	6,515,992
Total Net revenues	$21,835,960	$18,343,491

Our wholesale net revenues increased 22.0%, from $11,827,499 in the six months ended June 30, 2009 to $14,427,620 in the six months ended June 30, 2010.  This increase in net revenues was due to higher sales to distributors, retail drugstores and medical institutions.  Our wholesale net revenues were also higher for the six months ended June 30, 2010 because we obtained new wholesale customers in Shenyang, Jilin and Heilongjiang provinces, where, through a public bidding process, we were selected as the sole pharmaceuticals distributor for several military medical centers that are located in those three provinces.

Our retail net revenues increased 13.7%, from $6,515,992 in the six months ended June 30, 2009 to $7,408,340 in the six months ended June 30, 2010. Our retail revenues for the six month period ended June 30, 2010 were higher due to $670,000 in additional sales through the addition of 10 new retail drugstores in the six months ended June 30, 2010 and $220,000 in additional sales from existing drugstores driven by products newly listed on the Essential Drug Catalogue under the national medical insurance program, which are reimbursable to recipients when purchased from authorized pharmacies.

Cost of Goods Sold. Cost of goods sold, which mainly consists of cost of drugs, was $13,405,227, or approximately 73.0% of net revenues for the six month period ended June 30, 2009, as compared to $16,612,472, or approximately 76.1% of net revenues for the same period in 2010.  For the six months ended June 30, 2010 and 2009, cost of goods sold consisted of the following:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Wholesale	$11,787,434	$9,146,225
Retail	4,825,038	4,247,608
Total Cost of Sales	$16,612,472	$13,393,833

Our wholesale cost of goods sold increased by approximately 28.9% from $9,146,225 in the six months ended June 30, 2009 to $11,787,434 for the six months ended June 30, 2010.  The increase in our wholesale costs of goods corresponded with the increase in our wholesale net revenues. In addition, an increase in the prices we pay suppliers and manufacturers of certain drugs, such as antibiotics and certain herbal medications, also caused the increase in our wholesale cost of goods.   Management also believes that rising labor costs and inflation in China contributed to the increase in our wholesale cost of goods.

Our retail cost of goods sold increased by approximately 13.6% from $4,259,002 in the six months ended June 30, 2009 to $4,825,038 in the six months ended June 30, 2010.  The increase in our retail costs of goods corresponded with the increase in our retail net revenues. In addition, the increase can also be attributed to the increase in the prices we paid to the manufacturers of the medications and other products we sell.  The increased prices reflect increases in raw material costs for the production of such medications and products that were passed on to us by the manufacturers.

Gross Profit. Gross profit increased approximately 5.5% from $4,949,659 for the six month period ended June 30, 2009 to $5,223,489 for the six month period ended June 30, 2010. This slight increase in gross profit was mainly attributable to additional sales through the 19 new retail drugstores that were added from July 1, 2009 to June 30, 2010 and in additional sales from products newly listed on the Essential Drug Catalogue under the national medical insurance program, which are reimbursable to recipients when purchased from authorized pharmacies. The increase in our overall gross profit margin was also due to sales of higher margin drugs, which our management’s continuously strives to add to the product offerings for both our wholesale and retail operations.

Selling Expenses. Selling expenses increased approximately 11.1% from $1,583,452 for the six month period ended June 30, 2009 to $1,758,819 for the same period in 2010.  This increase in selling expenses was mainly due to expenses related to the opening of new retail drugstores.

General and Administrative Expenses. General and administrative expenses were $1,475,144 for the six month period ended June 30, 2009, as compared to $1,690,215 for the six month period ended June 30, 2010, an increase of 14.6%.  This increase was largely due to an increase in salaries with the addition of new independent directors, higher legal and accounting expenses and higher costs related to financing.

Other Income.  Other income decreased 83.1% from $781,748 for the six month period ended in June 30, 2009 compared to $132,110 in the same period in 2010.  For the six month period ended June 30, 2009, we held two large promotional events through which we garnered substantial sponsorship and promotional fees paid to us by our suppliers.  These large promotional events were held per the requests of our suppliers in order to market and promote their new products during the market downturn in 2009.  In 2010, our suppliers did not feel the need to hold similar large promotional events due to the overall improvement of local economic conditions.  For the six month period ended June 30, 2010, we did not hold any large-scale promotional activities, and therefore our other income decreased substantially compared to the same period ended June 30, 2009.

Net Income.  Net income increased 96.0% from a net income of $1,464,791 in the six month period ended June 30, 2009 to a net income of $2,870,531 in the six month period ended June 30, 2010. For the six months ended June 30, 2010 and 2009, net income consisted of the following:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Wholesale	$1,363,941	$1,434,003
Retail	502,352	498,826
Unallocated	$1,004,238	$(468,038)
Total Net Income	$2,870,531	$1,464,791

Our wholesale net income reduced by 4.9% from $1,434,003 for the six months ended June 30, 2009 to $842,242 for the six months ended June 30, 2010. The decrease was attributable to an increase in the wholesale cost of goods sold, higher legal, financing and accounting expenses, and a decrease in sponsorship and promotional fees under other income.

Our retail net income remained approximately the same from $498,826 for the six months ended June 30, 2009 to $502,352 for the six months ended June 30, 2010. Even though our retail net revenues increased by 13.7% for the six months ended June 30, 2010 compared to the same period ended 2009, such revenues were offset by the expenses of opening 10 additional retail drugstores during the six months ended June 30, 2010, in the approximate amount of $590,000. Therefore, our retail net income stayed approximately the same for the six months ended June 30, 2010 and 2009.
Our unallocated net income, which is mainly comprised of income gained from the disposal of the liabilities associated with the e-learning business, net income attributable to non-controlling interest, legal and accounting expenses, and certain unallocated expenses, increased by 314.6% from an expense of $468,038 for the six months ended June 30, 2009 to $1,004,238 for the six months ended June 30, 2010. Such significant increase in net income was mainly due to the sale of our e-learning business during the first quarter of 2010, which business was unrelated to the Company’s current pharmaceutical operations and which the Company had planned to divest since the closing of the Share Exchange Transaction. Because of this sale, we were able to transfer approximately $1.9 million of liabilities associated with the e-learning business.

Liquidity

Cash Flow

Net cash flow used in operating activities was $909,027 for the six month period ended June 30, 2010, as compared to net cash flow provided by operating activities in the amount of $1,067,956 for the six month period ended June 30, 2009.  The decrease in net cash provided by operating activities was primarily attributable to payments which amounted to $1,670,855 for additional purchases of pharmaceuticals, mainly to build up our inventory for the opening of additional drugstores and also for the expansion of our wholesale operations.  In addition, certain customers chose to pay us in notes instead of cash for their purchases, for the six month period ended June 30, 2010, which also contributed to a decrease our net cash flow used in operating activities.

                Net cash flow provided by investing activities was $88,898 during the six months ended June 30, 2010, as compared to cash outflow of $275,529 for the same period in 2009.  For the six months ended March 31, 2010, the net cash flow provided by investing activities increased mainly due to increased expenses related to leasing additional facilities and purchases of equipment required for the opening of our new retail drugstores.

  Net cash flow provided by financing activities increased from $256,843 for the six months ended June 30, 2009 to $2,043,261 for the six months ended June 30, 2010.  The increase was mainly due to an increase of cash from financing activities of proceeds for shares issued by $1,178,100 and receipt of loans from non-related parties in the amount of $3,010,741.

Capital Resources

At June 30, 2010, we had cash and cash equivalents of $3,041,208, other current assets of $35,796,034 and current liabilities of $16,465,220. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.  We expect to generate a positive operating cash flow for the remaining of 2010 as the retail pharmaceutical market in China continues to grow and look positive. However, if we experience a change in business conditions or other unanticipated developments, we may require additional cash resources. We may also need additional cash resources in the future if we pursue other opportunities for investment, acquisition, or strategic cooperation. If we determine that our cash requirements exceed the amounts of cash on hand, we may rely on proceeds from a financing for additional working capital to complete these projects. We may seek to issue debt or equity securities or obtain short-term or long-term bank financing. Any issuance of equity securities could cause dilution for our stockholders.

In the first half of 2010, the Company has already opened 10 retail drugstores and the Company expects the trend of increased store openings to continue for the remaining of 2010 and in 2011 and 2012.

Contractual Obligations and Off Balance-Sheet Arrangements

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2010, we had approximately $3,041,208 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“U.S. Dollars”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the six months ended June 30, 2010, we recorded net foreign currency gain of $99,242 compared to a gain of $5,337 for the same period ended June 30, 2009.

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

Part II. Other Information

Item 1. Legal Proceedings

On or about October 17, 2008, in the legal proceeding titled Craig Nagasugi v. Digital Learning Management Corporation, et al ., a former officer initiated an action in Los Angeles Superior Court, Central District, against Digital Learning Management Corporation alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.  The Company strongly disputed the claims and diligently defended against them. The matter went to trial on or about November 2, 2009 and concluded as of November 9, 2009.  The case resulted in a judgment against the Company for $641,018.  The court entered a revised judgment in the amount of $746,487.37 against the Company on April 20, 2010 to reflect attorney fees.  So far, the judgment has not been paid. The plaintiff has brought an ex parte application seeking a court turn over order against the Company for certain shares of company stock in Los Angeles Superior Court.  The Company has filed an opposition brief opposing the collection effort on the ground that the request is legally and factually without merit.  The hearing is set for August 31, 2010.

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

The Company was also involved in a legal proceeding called Wells Fargo Bank. N.A. v. Software Education for America Inc. filed in Orange County Superior Court on or about November 9, 2004.  In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  On May 8, 2009, the Orange County Superior Court rendered a decision to enter a judgment of $219,000 against the Company.  This judgment was satisfied in full by the Company in February 2010.

Under Adnan Mann v. China Yongxin Pharmaceuticals, Inc., on or about March 10, 2009, a former employee filed claims for unpaid wages and penalties under the California Labor Code and applicable Industrial Wage Orders.  On July 10, 2009, the Company filed an Answer to the Complaint denying liability.  The Company and the former employee entered into a stipulation on May 10, 2010 in the amount of $241,733.28.  So far, the court has not signed the judgment.

Item 1A. Risk Factors

The information to be reported under this item has not changed since it was disclosed in the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (“S-1/A”), filed with the Securities and Exchange Commission (“SEC”) on August 3, 2010.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

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

2.2
First Amendment to Share Exchange Agreement, dated as of June 15, 2007, by and among Digital Learning Management Corporation, Changchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the shareholders of Yongxin (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on September 14, 2007)

2.3
Second Amendment to the Share Exchange Agreement, dated as of April 12, 2008,and effective as of November 16, 2007, by and among Nutradyne Group, Inc., Changchun Yongxin Dirui Medical Co., Ltd. (“Yongxin”) and the shareholders of Yongxin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2008)

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s General Form For Registration of Securities of Small Business Issuers on Form 10-SB, filed with the SEC on November 5, 1999).

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

3.5
Certificate of Amendment and Amended and Restated Certificate of Incorporation of China Yongxin Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.5 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010).

3.6
Certificate of Amendment to Certificate of Incorporation of China Yongxin Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.6 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

3.7	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

3.8	Text of Amendments to the Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 8-K filed with the SEC on May 24, 2010)

3.9	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.9 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

4.1
Form of Common Stock Purchase Warrant to be granted to Rodman & Renshaw LLC (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on
Form S-1 filed with the SEC on August 3, 2010)

10.1
Summary English Translation of the Company’s Form Lease Agreement for its Retail Drugstores (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the SEC on April 15, 2009).

10.2	Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 30, 2009).

10.3	Corporate Communications Consulting Agreement. (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.4	Form of Subscription Agreement. (incorporated by reference to Exhibit 10.4 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.5	Form of Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 26, 2010).

10.6	Form of Warrant. (incorporated by reference to Exhibit 10.6 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.7	Form of Security Agreement. (incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.8	Form of Stock Pledge Agreement. (incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.9	Form of Subsidiary Guaranty Agreement. (incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.10	Form of Lock Up Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on January 26, 2010).

10.11	Form of Leakout Agreement. (incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.12	Form of Collateral Agent Agreement. (incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.13	Form of Director Offer and Acceptance Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on March 4, 2010).

10.14
Equity Transfer Agreement by and between Yongxin and Sun Shi Wei dated November 21, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.15
Stock Purchase Agreement between the Company and PmMaster Beijing Software Co., Ltd. dated March 1, 2010 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.16
Amended and Restated Director’s Offer and Acceptance Letter dated March 15, 2010 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.17
Share Purchase Agreement by and among Digital Learning Management Corp., Yongxin Liu and Yongkui Liu dated May 13, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.18
Sino-Foreign Joint Venture Operation Agreement by and among Digital Learning Management Corp., Yongxin Liu and Yongkui Liu dated May 13, 2007 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010).

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on April 12, 2010).

10.20	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed with the SEC on April 12, 2010).

10.21
Acknowledge and Amendment Letter by and between the Company and PmMaster Beijing Software Co., Ltd. dated May 15, 2010 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q Filed with the SEC on May 21, 2010).

10.22
Amendment to the Acknowledge and Amendment letter and the Original Agreement by and between the Company and PmMaster Beijing Software Co., Ltd. dated May 19, 2010 (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q Filed with the SEC on May 21, 2010).

10.23
Amendment No. 2 to the Acknowledge and Amendment letter and the Original Agreement by and between the Company and PmMaster Beijing Software Co., Ltd. dated July 23, 2010. (incorporated by reference to Exhibit 10.23 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.24
Entrustment Agreement between Changchun Yongxin Dirui Medical Co., Ltd., Mr. Yongxin Liu, and Mr. Yongkui Liu dated May 17, 2010 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 Filed with the SEC on June 9, 2010).

10.25	Equity Transfer Agreement dated May 17, 2010 (Yongxin Liu) (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 Filed with the SEC on June 9, 2010).

10.26	Equity Transfer Agreement dated May 17, 2010 (Yongkui Liu) (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 Filed with the SEC on June 9, 2010).

10.27	Legal Opinion of Allbright Law Offices dated June 8, 2010 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 Filed with the SEC on June 9, 2010).

10.28	Exclusive Distribution Agreements (incorporated by reference to Exhibit 10.28 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.29
Loan Agreement by and between Yongxin Liu and Changchun Yongxin Dirui Medical Co., Ltd. (incorporated by reference to Exhibit 10.29 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.30
Lease Agreement entered into by and between the Company and the Villager’s Committee of Heizuzi Village on July 1, 2005. (incorporated by reference to Exhibit 10.30 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.31
Framework Agreement entered into by and between the Company and Mr. Shan Gao on July 18, 2010. (incorporated by reference to Exhibit 10.31 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

10.32
Framework Agreement entered into by and between the Company and Mr. Liwen Tian on May 15, 2010. (incorporated by reference to Exhibit 10.32 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Schedule to Form of Subscription Agreement. (incorporated by reference to Exhibit 99.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.2	Schedule to Form of Note. (incorporated by reference to Exhibit 99.2 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.3	Schedule to Form of Warrant. (incorporated by reference to Exhibit 99.3 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.4	Schedule to Form of Security Agreement. (incorporated by reference to Exhibit 99.4 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.5	Schedule to Form of Stock Pledge Agreement. (incorporated by reference to Exhibit 99.5 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.6	Schedule to Form of Subsidiary Agreement. (incorporated by reference to Exhibit 99.6 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.7	Schedule to Form of Lock Up Agreement. (incorporated by reference to Exhibit 99.7 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.8	Schedule to Form of Leakout Agreement. (incorporated by reference to Exhibit 99.8 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.9	Schedule to Form of Collateral Agent Agreement. (incorporated by reference to Exhibit 99.9 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.10
Schedule to Form of Director Offer and Acceptance Letter. (incorporated by reference to Exhibit 99.10 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.11
Schedule to Form of Amended and Restated Subsidiary Guaranty Agreement. (incorporated by reference to Exhibit 99.11 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.12
Schedule to Form of Amended and Restated Lock Up Agreement. (incorporated by reference to Exhibit 99.12 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.13
Schedule to Form of Modification and Consent Agreement. (incorporated by reference to Exhibit 99.13 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.14	Schedule to Escrow Agreement. (incorporated by reference to Exhibit 99.14 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.15	Schedule to Securities Purchase Agreement. (incorporated by reference to Exhibit 99.15 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

99.16	Schedule to Warrant. (incorporated by reference to Exhibit 99.16 to the Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on August 3, 2010)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: August 16, 2010	/s/ Yongxin Liu
Yongxin Liu
Chairman of the Board and Chief Executive Officer

Dated: August 16, 2010	/s/ Harry Zhang
Harry Zhang
Chief Financial Officer