Form 10-Q
period 2010-09-30
China Yongxin Pharmaceuticals Inc.
filed 2010-11-22
CIK 1087848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

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
Yes  ☐ No ☐

The registrant had 5,427,000 shares of common stock, par value $0.001 per share, outstanding as of September 30, 2010.

CHINA YONGXIN PHARMACEUTICALS INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

Part I. Financial Information

Item 1.  Financial Statements

CHINA YONGXIN PHARMACEUTICALS INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)
TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets
As at September 30, 2010 and December 31, 2009	F-1

Unaudited Consolidated Statements of Income
For the three and nine month periods ended September 30, 2010 and 2009	F-2

Unaudited Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2010 and 2009	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,631,986	$1,805,271
Restricted cash	557,600	467,369
Accounts receivable, net	11,710,080	12,305,103
Notes receivable	652,413	903,867
Other receivable	4,293,869	1,931,084
Advances to suppliers	7,226,774	5,056,246
Prepaid expenses	89,487	534,769
Inventory	10,727,867	7,811,628
Due from related party	-	1,199,628
Total Current Assets	36,890,076	32,014,966

Property and Equipment, net	8,384,192	8,751,813

Construction in Progress	676,009	1,554

Intangible Assets, net	924,467	987,332
Total Assets	$46,874,745	$41,755,662

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,972,086	$4,151,219
Accrued expenses & other payable	2,706,041	5,170,786
Advances from customers	222,480	2,055,602
Taxes payable	1,783,314	1,421,434
Loans from related parties	-	184,662
Short-term bank loans	1,609,086	1,100,884
Deferred income	328,522	419,277
Shares to be issued	35,000	65,000
Liabilities of discontinued operations	-	628,837
Total Current Liabilities	11,656,530	15,197,700

Long term bank loan	2,245,500	1,320,300

Convertible note payable, net	192,574	-

Commitments and Contingencies	-	-
Total Liabilities	$14,094,603	$16,518,001

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 1,666,667 shares issued and outstanding as of September 30, 2010 and December 31, 2009	$1,667	$1,667
Common stock; $0.001 par value; 100,000,000 shares authorized; 5,484,842 shares issued and outstanding as of September 30, 2010 and 4,704,077 shares issued and outstanding as of December 31, 2009	5,485	4,704
Additional paid in capital	4,620,886	1,217,644
Deferred consulting expense - issuance of warrants	-	(4,740)
Prepaid consulting - issuance of shares	(43,004)	(5,000)
Receivable from a related party for issuance of shares	(50,000)	(50,000)
Statutory reserve	3,018,232	2,630,329
Other comprehensive income	2,352,568	1,807,859
Retained earnings	16,233,762	13,920,650
Total	26,139,597	19,523,113
Non-controlling interest	6,640,544	5,714,550
Total Stockholders' Equity	32,780,141	25,237,663
Total Liabilities and Stockholders' Equity	$46,874,744	$41,755,664

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Revenues	$10,515,586	$10,812,529	$32,351,546	$29,156,020
Cost of Goods Sold	(6,829,661)	(7,667,014)	(23,442,133)	(21,060,847)
Gross profit	3,685,924	3,145,514	8,909,412	8,095,172

Operating Expenses:
Selling expenses	1,142,085	912,094	2,900,904	2,495,546
General and administrative expenses	2,177,487	2,350,837	3,623,259	3,825,981
Total operating expenses	3,319,572	3,262,931	6,524,163	6,321,527

Income / (Loss) From Operations	366,353	(117,416)	2,385,249	1,773,646

Other Income (Expense):
Gain on settlement of debt	-	-	75,000	-
Other income, net	1,002,976	1,092,330	1,173,599	1,866,093
Beneficial conversion feature and warrant amortization	(383,710)	-	(628,153)	-
Interest income (expense), net	(70,726)	(6,918)	(184,239)	1,066
Total other income	548,540	1,085,411	436,207	1,867,158

Operating Incomefrom continued operations before Income Tax and non controlling Interest	914,891	967,995	2,821,455	3,640,804

Provision for income tax	(658,756)	(233,908)	(1,283,272)	(964,474)

Net Income Before Non controlling Interest and Discontinued operations	256,137	734,088	1,538,185	2,676,331

Net Income Attributable to The Non controlling interest	(424,738)	(240,361)	(795,807)	(670,747)

Net Income/ (Loss) from Continued Operations	(168,603)	493,727	742,376	2,005,585

Discontinued operations
Gain/ (loss) from discontinued operations	-	(21,611)	10,997	(68,679)
Gain on disposal of subsidiaries	-	-	1,948,553	-
Total income/ (loss) from discontinued operations	-	(21,611)	1,959,551	(68,679)

Net Income/ (Loss) Attributable to The Company	(168,603)	472,116	2,701,927	1,936,907

Other Comprehensive Item:
Foreign exchange translation gain/ (loss)	445,180	(17,742)	544,710	598

Net Comprehensive Income	$276,577	$454,374	$3,246,637	$1,937,505

Earning/(loss) per share

Basic from continued operations	$(0.03)	$0.19	$0.15	$0.77
Basic from discontinued operations	$-	$(0.01)	$0.38	$(0.03)
Basic	$(0.03)	$0.18	$0.52	$0.74

Diluted from continued operations	$(0.03)	$0.18	$0.12	$0.76
Diluted from discontinued operations	$-	$(0.01)	$0.31	$(0.03)
Diluted	$(0.03)	$0.17	$0.43	$0.73

Weighted average number of shares outstanding
Basic	5,377,378	2,638,922	5,115,082	2,607,409
Diluted	6,502,378	2,677,160	6,240,082	2,645,647

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,701,927	$1,936,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Litigation settlement	-	-
Provision for bad debts	-	1,238,933
Beneficial conversion feature & warrant fee amortization	567,574	16,589
Debt issue costs amortization	90,032	75,400
Depreciation and amortization	526,156	204,737
Amortization of prepaid & deferred consulting cost	9,740	141,565
Non-controlling interest	795,807	670,747
Gain on settlement of debt	(75,000)	-
Gain on sale of subsidiaries	(1,948,553)	-
Shares issued for services	112,500	-
Option compensation	37,361	-
(Increase) / decrease in current assets:
Accounts receivable	831,956	(1,830,414)
Notes receivable	265,250	(1,739,460)
Other receivable	(2,263,290)	(2,464,957)
Advances to suppliers	(828,327)	(390,501)
Prepaid expenses	536,227	345,403
Inventory	(2,700,832)	(882,627)
Increase / (decrease) in current liabilities:
Accounts payable	359,569	1,484,727
Accrued expenses and other payable	(556,701)	2,455,696
Tax payable	327,031	942,517
Advances from customers	(1,842,591)	320,594
Deferred income	(98,606)	31,582
Total Adjustments	(5,854,697)	620,531
Net cash provided by (used in) operating activities from continuing operations	(3,152,770)	2,557,438
Net cash provided by (used in) operating activities of discontinued operations	(20,000)	68,679
Net cash provided by (used in) operating activities	(3,172,770)	2,626,117

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of sale of property and equipment	(577,941)	(1,078,011)
Additions to construction in progress	-	-
Acquisition of/sale of property and equipment	-	-
Net cash provided by (used in) investing activities from continuing operations	(577,941)	(1,078,011)
Net cash provided by investing activities of discontinued operations	-	-
Net cash used in investing activities	(577,941)	(1,078,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	1,155,323	-
Receipt of loans from non-related parties	2,469,447	(752,249)
Restricted cash	(93,941)	-
Net cash provided by financing activities	3,530,829	(752,249)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(219,882)	795,856

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	46,597	35,242

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,805,271	609,422

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,631,986	$1,440,521

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$135,323	$126,707
Income tax	$1,009,360	$21,158

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1    ORGANIZATION

China Yongxin Pharmaceuticals, Inc. and subsidiaries (the “Company” or “We” or “Our”) was originally established in 1993. Yongxin’s business operations consist of wholesale and retail sales of pharmaceuticals, medical equipment, other medical-related products, health products including nutritional and dietary supplements, and cosmetics. Yongxin’s operations are based in Changchun City, Jilin Province, China.We own and control 110 retail pharmacy locations, through our ownership of Yongxin Drugstore and its affiliated entities, Jingyongxin Drugstore and Caoantang Drugstore. Yongxin previously owned a direct 100% equity interest in Yongxin Drugstore as a record owner of all of its outstanding share capital. PRC laws and regulations limit foreign ownership of in excess of 49% of the outstanding share capital of PRC entities that operate more than 30 drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers.

In May 2010, in an effort to comply with PRC regulatory requirements regarding foreign ownership of drugstores in the PRC, and in contemplation of future growth of our Company, we conducted a restructuring of Yongxin’s ownership and control of Yongxin Drugstore (the “Restructuring”) in which we changed the method by which we own Yongxin Drugstore. Specifically, we instituted a “variable interest entity” (“VIE”) structure under which Yongxin is a record holder of 49% of the outstanding share capital of Yongxin Drugstore, and Mr. Yongxin Liu (our CEO and Chairman of the Company’s Board of Directors) and Mr. Yongkui Liu (a Company Vice President and former Company director), each of whom are PRC citizens (collectively, the “PRC Shareholders”), serve as nominee record holders of the remaining 51% of the share capital of Yongxin Drugstore. In order to retain the Company’s rights and authority to control, operate and manage Yongxin Drugstore and to continue to receive all of the economic benefits of Yongxin Drugstore’s business operations, concurrent with the equity transfers, Yongxin and the PRC Shareholders also entered into an Entrustment Agreement dated May 17, 2010 (the “Entrustment Agreement”), which effectively grants Yongxin beneficial ownership of the interest attributable to the 51% interest, including but not limited to, the right to exclusively control, operate and manage Yongxin Drugstore, and all of the profits, income, distributions, dividends, compensation, payments, assets property, or other economic benefits from Yongxin Drugstore that the PRC Shareholders now hold or receive or otherwise become entitled to receive in the future by virtue of their 51% record ownership of Yongxin Drugstore’s share capital. As a result of the rights conferred to Yongxin under the Entrustment Agreement, the Company is considered the primary beneficiary of Yongxin Drugstore and Yongxin Drugstore is deemed our variable interest entity (“VIE”). Further, we consolidate 100% of Yongxin Drugstore’s results of operations, assets and liabilities in our financial statements.

Our corporate structure consists of the following consolidated subsidiaries:

•	Changchun Yongxin Durui Medical Co., Ltd. (“Yongxin”), through which we operate our wholesale pharmaceuticals distribution business and in which the Company owns an 80% equity ownership interest;

•
Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”), through which we operate 42 pharmacy retail drugstores and which we control through Yongxin’s equity ownership interest in Yongxin Drugstore, and through an Entrustment Agreement described more fully below by and between Yongxin, on the one hand, and Yongxin Liu (our CEO and Chairman) and Yongkui Liu (a Company Vice President and former director), on the other hand;

•	Tianjin Jingyongxin Chain Drugstore Ltd. (“Jingyongxin Drugstore”), through which we operate 26 pharmacy retail drugstores and in which Yongxin Drugstore owns a 90% equity ownership interest; and

•	Baishan Caoantang Chain Drugstore Ltd. (“Caoantang Drugstore”), through which we operate 32 pharmacy retail drugstores and in which Yongxin Drugstore owns 100% of the equity ownership interest.

Chinese laws and regulations concerning the validity of the contractual arrangements such as the Entrustment Agreement are uncertain, as many of these laws and regulations are relatively new and may be subject to change. Official interpretation and enforcement by the Chinese government involves substantial uncertainty. Additionally, the Entrustment Agreement may not be as effective in providing control over Yongxin Drugstore as direct majority equity interest ownership under the current PRC laws and regulations. Due to such uncertainty, the Entrustment Agreement includes a further assurances provision that allows us to take any additional steps in the future permissible under the then-applicable law to ensure the Company’s complete control over, and the realization of the entirety of all rights and benefits of ownership of Yongxin Drugstore and its assets and business operations, including but not limited to direct ownership of selected assets.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

TRANSLATION ADJUSTMENT

The Company’s functional currency is the Chinese Yuan or Renminbi (“RMB”), which must be translated into US Dollar for financial reporting purposes. All asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at historical rates and items in the statements of income and cash flow are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of China Yongxin Pharmaceuticals Inc. and its subsidiaries. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

NON-CONTROLLING INTEREST

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP. The Company acquired 80% of Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively. The 20% equity interest held by Yongxin Liu and Yongkui Liu represents non-controlling interest amounting to $6,593,628 as at September 30, 2010 compared to $5,687,633 as at December 31, 2009.

The Company owns a 90% ownership interest in Jinyongxin Drugstore. The remaining 10% interest in Jinyongxin Drugstore is owned by third parties. As at September 30, 2010 and December 31, 2009, the 10% equity interest amounted to $47,006 and 26,917 respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of September 30, 2010 and December 31, 2009, there was no allowance for doubtful debts.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company entered into a factoring agreement with China Jilin Bank Corporation Limited (“Jilin Bank”), to transfer accounts receivable with full recourse. The Company is required to repurchase the transferred accounts receivable in the event of default of debtors or in other certain defined events. This transfer was recorded as a secured borrowing with a pledge of collateral in the accounts receivable balances, which are included in the accompanying consolidated financial statements.

NOTES RECEIVABLE

Notes receivable represent bankers’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bankers’ acceptances are non-interest bearing, guaranteed by a PRC bank, and are collectible within three to six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. As of September 30, 2010 and December 31, 2009, advance to suppliers amounted to $7,226,774 and $6,255,874, respectively.

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

Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Asset Type	Depreciable Period
Buildings	20 years
Infrastructures and leasehold improvements	10 years
Equipment (including electronic facilities, sports, education and recreation facilities)	10 years
Automobiles	10 years
Furniture and fixtures	5 years
Computer hardware and software	5 years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

VENDOR ALLOWANCES

Vendor allowances are principally received as a result of purchase levels, sales or promotion of vendors’ products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, occupancy and administration expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, and accounts payable.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is primarily attributed to the short maturities of these instruments.

STOCK BASED COMPENSATION

The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Earnings per share data for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

STATEMENT OF CASH FLOWS

Cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

SEGMENT REPORTING

The Company reports segment information using the “management approach” model. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon its products and services (see Note 21).

RISKS AND UNCERTAINTIES

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Under current PRC law on foreign investment, foreign companies are allowed to establish or invest in wholly-owned foreign enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China. These regulations limit the number and size of retail pharmacy outlets that a foreign investor may establish. If a foreign investor owns more than 30 outlets that sell a variety of branded pharmaceutical products sourced from different suppliers, the foreign investor’s ownership interests in the outlets may be limited to 49.0% . The Company currently controls more than 30 retail pharmacy outlets through its 80% equity ownership interest in Yongxin, 100% equity ownership in Caoantang Drugstore and 90% equity ownership interest in Jinyongxin Drugstore. At the time of the establishment of Yongxin, Yongxin already controlled in excess of 30 retail pharmacy outlets and with this structure in place it obtained all required approvals from the relevant governmental agencies in Jilin Province for the joint venture. The Company has been advised by its PRC counsel, that based on their understanding of the current PRC laws, rules and regulations and the Company’s receipt of all relevant government approvals for the equity joint venture, the structure under which it operates and holds equity ownership in its retail pharmacy businesses complies with all applicable PRC laws, rules and regulations. However, there are uncertainties regarding the interpretation and application of PRC laws, rules and regulations by PRC government authorities, and there is a risk that such authorities may later issue a differing interpretation of the law and determine that the Company’s corporate and/or ownership structure does not comply with PRC laws, rules and regulations. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to the Company’s corporate structure or its business operations. If the Company and/or its PRC subsidiaries are determined to be in violation of any existing or future PRC laws, rules or regulations, including laws applicable to foreign investment in retail pharmacy outlets, or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including: The imposition of penalties and/or a restructuring of the Company’s holding structure in order to comply with relevant PRC regulations could severely disrupt the Company’s ability to conduct business and could have a material adverse effect on the Company’s financial condition, results of operations and prospects and also could result in:

•	revocation of the business and operating licenses of the Company’s PRC consolidated entities;

•	discontinuation or restriction of the operations of the Company’s PRC consolidated entities;

•	imposition of conditions or requirements with which the Company or its PRC consolidated entities may not be able to comply;

•	requirements that the Company or its PRC consolidated entities restructure its ownership or operations;

•	restriction or prohibition of the Company’s use of the proceeds from its financings to fund its business and operations in China; or

•	imposition of fines.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010 20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3    BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Earnings per share data for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	For the three-months ended		For the nine-months ended
	September 30		September 30
	2010	2009	2010	2009
Earning (loss) per share
Basic from continued operations	$(0.03)	$0.19	$0.15	$0.77
Basic from discontinued operations	$-	$(0.01)	$0.38	$(0.03)
Basic	$(0.03)	$0.18	$0.53	$0.74

Diluted from continued operations	$(0.03)	$0.18	$0.12	$0.76
Diluted from discontinued operations	$-	$(0.01)	$0.31	$(0.03)
Diluted	$(0.03)	$0.18	$0.43	$0.73

Weighted average number of shares
outstanding
Basic	$5,377,378	$2,638,922	$5,115,082	$2,607,409
Diluted	$6,502,378	$2,677,160	$6,240,082	$2,645,647

NOTE 4    OTHER RECEIVABLES

Other receivables are interest free, unsecured, and due on demand (with the exception of loans to un-related parties). These receivables as of September 30, 2010, and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Advance to employees	$225,724	$26,493
Advances to store employees	42,275	15,037
Rent receivable	80,838	79,218
Deposits	342,753	765,925
Sponsorship from customers	-	987,174
Others	192,861	57,237
Loans to unrelated parties	3,409,418	-
Total	$4,293,869	$1,931,084

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans to un-related parties as of September 30, 2010 accrue interest at an annual percentage rate (APR) of 4.86% and are summarized as follows:

	Term of Loan	Principal (USD)	Principal (RMB)	Accrued Interest
Jilin Province Dingjian Natural Plant Base Company Limited	July 22 – November 20, 2010	$1,991,010	$13,300,000	$18,334
Changchun Golden Century Commodities Concrete Construction Company Limited	June 30, 2010 – October 30, 2010	898,200	6,000,000	10,871
Jilin Province Shunda Logistics Company Limited	June 30, 2010 – November 30, 2010	471,555	3,150,000	5,707
Changchun City Nanguan District Xingfu Town Heizuizi Village Community Committee	July 1, 2010 –November 30, 2010	48,653	325,000	582
		$3,409,418	$22,450,000	$35,494

NOTE 5    PREPAID EXPENSES

The balance of Company prepaid expenses as of September 30, 2010 and December 31, 2009 comprised of the following:

	September 30, 2010	December 31, 2009
Prepaid rent	$-	$18,088
Rent	-	489,156
Other prepaid expenses	-	27,525
Prepaid debt issue costs	89,487	-
Total	$89,487	$534,769

NOTE 6    INVENTORIES

As of September 30, 2010 and December 31, 2009, inventory consisted of the following:

	September 30, 2010	December 31, 2009
Packaging Materials	$211,252	$200,007
Finished Goods	10,516,615	7,611,621
Total inventory	$10,727,867	$7,811,628

NOTE 7    PROPERTIES AND EQUIPMENT

As of September 30, 2010 and December 31, 2009 the property and equipment of the Company consisted of the following:

	September 30, 2010	December 31, 2009
Office furniture and fixtures	$997,418	$930,962
Vehicles	383,959	392,557
Buildings	8,684,989	8,628,714
Total property and equipment	10,066,366	9,952,233
Less: Accumulated depreciation	(1,682,174)	(1,200,420)
Net value of property and equipment	$8,384,192	$8,751,813

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had depreciation expense of $481,754 and $198,687 for the nine month periods ended September 30, 2010 and 2009, respectively. Depreciation expense for three months ended September 30, 2010 and 2009 amounted to $135,432 and $92,655, respectively.

NOTE 8    INTANGIBLE ASSETS

As of September 30, 2010 and December 31, 2009, the intangible assets of the Company consisted of the following:

	September 30, 2010	December 31, 2009
Software	$1,129,238	$1,102,893
Less: Accumulated amortization	(204,771)	(115,561)
Net value of intangible assets	$924,467	$987,332

The amortization expense for the nine month periods ended September 30, 2010 and 2009 amounted to $89,210 and $40,424, respectively. Amortization expense for the three month periods ended September 30, 2010 and 2009 amounted to $28,735 and $14,593, respectively.

Amortization expenses for intangible assets for next five years after September 30, 2010 are as follows:

September 30, 2011	$115,471
September 30, 2012	112,917
September 30, 2013	108,589
September 30, 2014	108,463
September 30, 2015	108,463
Thereafter	370,564
Total	$924,467

NOTE 9    ACCRUED EXPENSES AND OTHER PAYABLE

The other payable represents the deposits made by the sales representatives and sales distributors for the right to sell products for the Company. Other payables and accrued expenses consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Accrued compensation	$497,004	$1,091,299
Accrued rent expense	222,831	124,874
Accrued professional fees	294,034	86,026
Accrued litigation	1,025,544	987,515
Accrued interest	39,301	8,133
Accrued payable	565,365	2,539,032
Other accrued expense		112,151
Sales agent deposits	55,776	113,265
Other payable	6,186	108,491
Total	$2,706,041	$5,170,786

NOTE 10    ADVANCES FROM CUSTOMERS

The advances from customers amounted to $222,480 and $2,055,602 respectively as of September 30, 2010 and December 31, 2009, representing the deposits made by customers to purchase inventory from the Company.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11    DEFERRED INCOME

A portion of the Company’s net revenue is derived directly from government-sponsored healthcare programs, and the Company is therefore subject to government regulations on reimbursement on the sales made through the healthcare programs. The Jilin Province Social Insurance Bureau and Changchun City Insurance Bureau (“Insurance Bureaus”) reimburse 90% of the sales that the Company’s pharmacy retail stores made through the healthcare program networks in the following month, and retain 10% of the sales until the following year. The amount will be repaid proportionally based on the level of evaluation made by the Insurance Bureaus in the following year. The Company classified 10% of the sales made through the healthcare program networks as deferred income as the collectability of these sales is uncertain. As of September 30, 2010 and December 31, 2009, the Company had deferred income of $328,522 and $419,277, respectively.

NOTE 12    SHARES TO BE ISSUED

The Company classifies all amounts, against which shares have not been issued, as shares to be issued. Once the Company issues shares, the amounts are classified as Common stock. As of September 30, 2010, the Company had a total of 41,667 (post-reverse split) shares to be issued with a balance of $35,000 pursuant to an agreement with a software consultant entered into by the Company in 2005.

During the year ended December 31, 2009, the Company entered into an agreement with an investor relations firm for services. The term of services is one year and the Company is obligated to issue 50,000 shares (post-reverse split) to the investor relations firms. During the three month period ended September 30, 2010, the balance 25,000 shares (post-reverse split), valued at $36,000 were issued.

NOTE 13    INCOME TAXES

Tax payable comprised of the following taxes as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
VAT	$23,676	$7,874
Business Tax	96,723	94,785
City Construction Tax	6,966	6,658
Education Tax	5,541	5,356
Income Tax	1,649,122	1,305,906
Others	1,286	855
Total	$1,783,314	$1,421,434

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions; the PRC and the United States. For certain operations in the United States, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2010. Accordingly, the Company has no net deferred tax assets. The provision for income taxes from continuing operations on income consists of the following as of September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
US Federal	-	-
US State	-	-
PRC current income tax expense	1,283,272	964,474
Total Provision for Income Tax	$1,283,272	$964,474

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2010	September 30, 2009
Tax expense (credit) at statutory rate – federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	-40%	-40%
Foreign income tax – PRC	25%	25%
Temporary difference	1%	-
Non-taxable items - PRC	19%	1%
Tax expense at actual rate	45%	26%

UNITED STATES OF AMERICA

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years. Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $2,392,181, a reserve equal to the amount of deferred income taxes has been established at September 30, 2010.

PEOPLE’S REPUBLIC OF CHINA (“PRC”)

Pursuant to the PRC Income Tax Laws, the Company’s subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25%. The following table sets forth the significant components of the provision for income taxes for operation in PRC as of September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Net taxable income	$5,182,311	$4,489,076
Income tax @ 25% and 22%	$1,283,272	$964,474

NOTE 14    SHORT-TERM LOANS PAYABLE

The loans payable at September 30, 2010 comprised of the following:

	September 30, 2010	December 31, 2009
Loan payable to Jilin Bank, interest at 4.86% annually,
due February 16, 2011 (Note a)	$491,016	-
Loan payable to Jilin Bank, interest at 4.86% annually,
due October 17, 2010 (Note b)	550,896	-
Loan payable to non-related party, interest at 1.5% annually,
unsecured, due December 23, 2010 (Note c)	449,100	237,146
January 22, 2010	-	733,500
Various loans, interest free, unsecured and due on demand	118,074	130,238
Total	$1,609,086	$1,100,884

(a)
As of September 30, 2010, short-term borrowings, amounting to USD 491,106, were secured by accounts receivable, amounting to USD 613,784 at interest rates of approximately 4.86%, maturing by February 16, 2011.

(b)
As of September 30, 2010, short-term borrowings, amounting to USD 550,869 were secured by accounts receivable, amounting to USD 689,249 at interest rates of approximately 4.86%, maturing by October 17 2010.

(c)
As of September 30, 2010, short-term borrowings, amounting to USD 449,100, were secured by accounts receivable, amounting to USD 580,631 at interest rates of approximately 4.86%, maturing by December 23, 2010.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15    LONG-TERM LOAN PAYABLE

The loans are secured by personal properties of a significant stockholder of the Company. The loans payable at September 30, 2010 and December 31, 2009 comprised of the following:

	September 30, 2010	December 31, 2009
Loan Payable to Runfeng Agriculture Credit Union, annual interest
at 150% over bank stated rate, due by January 26, 2011	-	1,320,300
Loan payable to Jilin Bank, interest at 7.02% annually,
due by June 24, 2012	2,245,500	-
Total	$2,245,500	$1,320,300

NOTE 16    CONVERTIBLE NOTE PAYABLE

During the nine months ended September 30, 2010, the Company consummated three closings of a private placement financing. These issuances have a two year term, bear interest at 10% per annum, and are convertible into common stock of the Company at a conversion price of $2.40 per share (post-reverse split). Further, these notes are subject to adjustment for stock splits, recapitalizations and other similar events and will also be adjusted on a full-ratchet basis to equal the price per share of any subsequent financing below $2.40 per share. The notes are secured by a first priority interest in all current and future assets of the Company, which will be cancelled upon repayment of the notes or upon conversion of at least 50% of the principal amount of the notes into shares of Company common stock. The note may be redeemed, by the Company, at any time for 110% of outstanding principal and interest.

CONVERTIBLE NOTE ISSUE 1

On January 25, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $700,000. The notes are convertible into an aggregate of 291,667 shares (post-reverse split) of the Company’s common stock at $6 per share (post reverse split) and are exercisable for a period of three years. The relative fair value of the warrants using the Black-Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $418,783 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $281,217 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the nine month period ended September 30, 2010 $178,646 was expensed. The Company further incurred broker fees of $56,000 cash and 8,750 warrants (post-reverse split) having fair market value of $50,037, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. $27,062 was amortized as general expense during the nine month period ended September 30, 2009. During the nine month period ended September 30, 2010, notes aggregating to $300,000 and interest accrued of $15,835 on these notes were converted into 131,600 shares of common stock. The balance of beneficial conversion feature and warrants discount related to these notes, on the date of conversion, aggregating to $240,625, was fully amortized as general expense on the conversion of notes. The balance of debt issue costs related to these notes, on the date of conversion, aggregating to $36,450, was fully amortized as general expense on the conversion of notes.

CONVERTIBLE NOTE ISSUE 2

On March 4, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $125,000. The notes are convertible into an aggregate of 52,083 shares (post-reverse split) of the Company’s common stock at $6 per share (post reverse split) and are exercisable for a period of three years. The relative fair value of the warrants using the Black-Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $74,456 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $50,544 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the nine month period ended September 30, 2010 $26,687 was expensed. The Company further incurred broker fees of $10,000 cash and 1,563 warrants (post-reverse split) having fair market value of $9,115, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. During the nine month period ended September 30, 2010, $4,081 was expensed as a general expense. During the nine month period ended September 30, 2010, notes aggregating to $75,000 and interest accrued of $3,822 on these notes were converted into 32,842 shares of common stock. The balance of

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

beneficial conversion feature and warrants discount related to these notes, on the date of conversion, aggregating to $62,092, was fully amortized as general expense on the conversion of notes. The balance of debt issue costs related to these notes, on the date of conversion, aggregating to $9,495, was fully amortized as general expense on the conversion of notes.

CONVERTIBLE NOTE ISSUE 3

On May 3, 2010, the Company consummated a private placement of its equity securities with certain accredited investors pursuant to a Subscription Agreement for total consideration of $250,000. The notes were convertible into an aggregate of 104,167 shares (post-reverse split) of the Company’s common stock at $6 per share (post reverse split) and are exercisable for a period of three years. The relative fair value of the warrants using the Black-Scholes method assuming a volatility of the stock of 197.3%, term of three years and a discount of 1.75% was determined to be $141,284 and was recorded as debt discount, a reduction of the carrying amount of the debt. The relative fair value of the beneficial conversion feature of the notes was determined to be $108,716 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the nine month period ended September 30, 2010, $59,524 was expensed. The Company further incurred broker fees of $20,000 paid in cash, legal fees of $10,000 paid in cash and 3,125 warrants (post-reverse split) having a fair market value of $24,367, which is recorded as prepaid debt issue cost and is being amortized over the term of the note. In the nine month period ended September 30, 2010, $12,945 was expensed as a general expense.

	Principal	Amount Converted	Balance	Beneficial Conversion and Warrant Discount	Net
Convertible Note Issue 1	$700,000	$300,000	$400,000	$(280,729)	$119,271
Convertible Note Issue 2	125,000	75,000	50,000	(36,221)	13,779
Convertible Note Issue 3	250,000	-	250,000	(190,476)	59,524
Convertible notes payable	$1,075,000	$375,000	$700,000	$(507,426)	$192,574

NOTE 17    LOANS FROM RELATED PARTIES

As of September 30, 2010 and December 31, 2009, the loans from related parties were comprised of the following:

	September 30, 2010	September 30, 2009
Loans payable to ex-officers, interest free, due on demand, and
unsecured	$-	$184,662

NOTE 18    STOCK-BASED INCENTIVE PLAN

The Company adopted the China Yongxin Pharmaceuticals Inc. 2010 Equity Incentive Plan (the “Plan”) on June 28, 2010, which was ratified by the stockholders on September 23, 2010. The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in the Company’s development and financial success. Under the Plan, the Company is authorized to issue up to 250,000 shares of common stock as awards over the term of the Plan, subject to adjustment to reflect stock splits, reorganizations and other changes in corporate structure affecting the common stock. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock and other stock or cash awards to eligible directors, officers and employees of, and consultants and advisors to, the Company or subsidiary of the Company. The Plan is initially administered by the Company’s board of directors (the “Board”). The Board determines which employees, directors, officers, consultants and advisors will participate in the Plan, as well as the terms of award grants.

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

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 19    STOCKHOLDERS’ EQUITY

REVERSE STOCK SPLIT

Effective on May 24, 2010, the Company effected a reverse stock split with a ratio of 1-for-12, whereby each twelve (12) issued and outstanding shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) were combined into one (1) share of Common Stock (the “Reverse Split”), pursuant to the Certificate of Amendment of the Certificate of Incorporation that the Company filed with the State of Delaware’s Secretary of State (“Certificate of Amendment”).

CERTIFICATE OF AMENDMENT

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

PREFERRED STOCK

The Series A Convertible Preferred Stock is convertible over a 3 year period, into up to 30 million shares of common stock on a pre-split basis, adjusted to 2,500,000 shares of common stock on a post-split basis. Holders of Series A Convertible Preferred Stock have the option to convert any such shares of Series A Convertible Preferred Stock into such number of fully paid and nonassessable shares of Common Stock on the basis of one (1) share of Series A Convertible Preferred Stock for every 0.5 shares of common stock (which has been adjusted for the Reverse Split). During the year ended September 30, 2009, holders of preferred shares opted to convert 3,333,333 of preferred shares into 1,666,667 common shares (post reverse split).

COMMON STOCK

Following is a summary of common stock activity for the period ended September 30, 2010:

Shares
Balance, December 31, 2009 (pre-stock split)	56,448,923
Balance, December 31, 2009 as adjusted for reverse stock split (1-for-12)	4,704,077
Shares issued in private placements	491,322
Shares issued pursuant to the equity incentive plan	25,001
Shares issued as consideration for services
Shares issued for other consideration	75,000
Shares issued on conversion of convertible notes	164,442
Shares receivable	25,000
Balance, September 30, 2010	5,484,842

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of stock-based compensation activity for the period ended September 30, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested balance, December 31, 2009
Granted	16,667	6.18
Vested	2,778	6.18
Forfeited	-	-
Nonvested balance, September 30, 2010	13,889	6.18

Following is a summary of stock-based compensation expense for the period ended September 30, 2010:

	For the three-months ended		For the nine-months ended
	September 30		September 30

	2010	2009	2010	2009
Total stock-based compensation expense	27,264	-	54,528	-
Income tax benefits related to compensation	14,995	-	29,990	-

NOTE 20    OPTIONS AND WARRANTS

WARRANTS

Following is a summary of the warrant activity for the period ended September 30, 2010:

			Average
			Remaining	Average
		Exercise	Contractual	Intrinsic
	Warrants	Price(s)	Life	Value
Balance, December 31, 2009	432,365	$6 - $48	2.87	$1,189,016
Granted	952,230	$6 - $48
Exercised	-
Expired	-
Balance, September 30, 2010	1,384,595	$6 - $48	2 years	$-
Exerciseable, September 30, 2010	8,334	$6.32	2 years	$-

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	1.75%
Expected life of the options	3 years
Expected volatility	197.30%
Expected dividend yield	-

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

OPTIONS

Following is a summary of the options activity for the period ended September 30, 2010:

Weighted
Average
		Weighted	Remaining	Average
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Balance, December 31, 2009	-	$-	-	$-
Granted	50,001	4.49
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Balance, September 30, 2010	50,001	$4.49	9.75	$-
Exerciseable, September 30, 2010	8,334	$4.49	9.75	$-

The assumptions used in calculating the fair value of options granted during the nine month period ended September 30, 2010 using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	3.50%
Expected life of the options	10 years
Expected volatility	197.30%
Expected dividend yield	-

NOTE 21    COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its operating locations. Initial terms are typically 5 to 10 years, followed by additional terms containing priority of renewal options at the maturity of the lease agreements, and may include rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the term of the lease.

Minimum rental commitments at September 30, 2010, under all leases having an initial or remaining non-cancelable term of more than one year are shown:

Amount
2010	$1,058,624
2011	959,800
2012	306,110
2013	82,426
2014	17,853
Total minimum lease payments	$2,424,813

The Company sub-leases its building to an unrelated party. The lease term is one year.

LEGAL PROCEEDINGS

On or about October 17, 2008, a former officer initiated an action in the Superior Court for the State of California, County of Los Angeles, Central District, against the Company alleging claims for damages related to an alleged employment agreement. On December 29, 2008, the Company filed an Answer to the Complaint. The Company defended itself against claims for open account and intentional misrepresentation. The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100. The case was settled in October 2009 for $50,000 cash and 400,000 shares of common stock. The court also ordered interest at the rate of 10% on $50,000 from June 20, 2009 until the date the amount is paid off. The Company accrued an aggregate sum of $127,397 for the cash to be paid and for the fair market value of the shares to be issued. The Company paid $52,500 in cash and issued 200,000 shares of common stock to the former officer, valued at $102,000 for the settlement of debt, during the nine month period ended September 30, 2010.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company was involved in a legal proceeding filed in Orange County Superior Court on or about November 9, 2004. In this action, the Cross-Complainant, Terry Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit. The Company strongly disputed the lawsuit and aggressively defended such action. The Company accrued $219,000 in the accompanying financials statements. The Company paid $35,000 in cash and 500,000 shares valued at $255,000 for the settlement of the case during the nine month period ended September 30, 2010.

A former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages, bonuses, benefits, penalties and interest. The case went into trial in November 2009 and the trial court thereafter issued a judgment for plaintiff in the amount of $641,018. The Company accrued the amount in 2009. The court entered a revised judgment in the amount of $746,487 against the Company on April 20, 2010 to reflect attorney fees. As of September 30, 2010, the Company has not paid the judgment amount and the revised judgment amount has been accrued in the accompanying financials as accrued litigation. The Company also accrued interest of $37,324 at the rate of 10% on the settlement amount.

On or about March 10, 2009, a former employee of the Company, the plaintiff, brought a lawsuit against the Company seeking unpaid wages that accrued during his employment from 2005 to 2008 as well as penalties, interest and attorney fees. The Company and the former employee entered into a stipulation on May 10, 2010 in the amount of $241,733. The Company accrued the amount in the accompanying financials as accrued litigation as of September 30, 2010.

NOTE 22 SEGMENT INFORMATION

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

The retail drug store segment sells prescription and over-the-counter medications, traditional Chinese medicines, health and beauty products, and other items. As of September 30, 2010, the retail drug store segment operated 110 retail stores with business area of 12,021 square meters in three cities in China.

The wholesale segment provides wholesale distribution of over-the-counter and prescribed medicines to hospitals, clinics, medical institutions, other distributors and retail drug stores.

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes significant financial information by segment:

	September 30, 2010	September 30, 2009
Revenues from unaffiliated customers:
Retail drug stores	$11,148,827	$10,252,383
Pharmaceutical medicine wholesales	25,866,500	22,603,169
Unallocated		-
Revenues from inter-company sales	(4,663,781)	(3,699,532)
Consolidated Totals	$32,351,546	$29,156,020

Net income:
Retail drug stores	$1,017,213	$1,185,444
Pharmacy wholesales	2,176,645	2,069,823
Unallocated	(417,304)	(1,014,771)
Net income from inter-company	(74,626)	(303,591)
Consolidated Totals	$2,701,928	$1,936,905

Depreciation and amortization:
Retail drug stores	$197,927	$109,037
Pharmacy wholesales	328,229	95,700
Unallocated	-	-
Consolidated Totals	$526,156	$204,737

Interest income:
Retail drug stores	$1,645	$1,252
Pharmacy wholesales	9,477	-
Unallocated	-	-
Consolidated Totals	$11,092	$1,252

(CONTINUED)

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2010	September 30, 2009
Interest expense:
Retail drug stores	$449	-
Pharmacy wholesales	195,331	186
Unallocated	-	-
Consolidated Totals	$195,780	$186

Capital expenditures:
Retail drug stores	$556,996	$135,520
Pharmacy wholesales	20,945	942,491
Unallocated	-	-
Consolidated Totals	$577,941	$1,078,011

Identifiable assets:
Retail drug stores	$13,076,079	$11,567,766
Pharmacy wholesales	35,876,397	31,862,360
Intercompany	(2,190,928)	(1,785,673)
Unallocated	113,196	111,211
Consolidated Totals	$46,874,744	$41,755,664

NOTE 23 STATUTORY RESERVE

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

For the nine months ended September 30, 2010 and 2009, the Company transferred $387,904 and $329,564, respectively, representing 10% of the net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. As of September 30, 2010, the reserve to fulfill the 50% registered capital requirement has been met.

NOTE 24 DISCONTINUED OPERATIONS

On September 30, 2005, Software Education of America, Inc., (“SEA”), a subsidiary of Nutradyne Group Inc., filed a petition in bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The petition was necessitated because SEA was unable to continue to meet its financial obligations. SEA is presented in the accompanying financial statements as discontinued operations.

In November 2009, a subsidiary of the Company, Jilin Dingjian Natural Health Products Co., Ltd, (“Dingjian”), entered into an agreement (the “Agreement”) with Sun Shi Wei (the “Buyer”), an individual, to transfer 90% of ownership with all its assets and liabilities to the Buyer. The 10% minority interest remained unchanged. Both parties agreed that the Buyer would assume the net liability. No other consideration was exchanged. The Agreement also indicated that the Company would be liable for any undiscovered liability. Because the Buyer assumed the net liability, the Company recorded a gain from disposal of assets and liabilities at November 30, 2009. Dingjian is presented in the accompanying financial statements as discontinued operations.

Balance Sheet information for the discontinued subsidiaries as of September 30, 2010 and December 31, 2009 is as follows:

CHINA YONGXIN PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2010	December 31, 2009
Liabilities:
Accounts payable	$-	$227,590
Accrued expenses	-	238,581
Loans payable	-	162,666
Net liabilities of discontinued operations	$-	$628,837

On March 1, 2010, the Company sold its digital e-learning business including its wholly-owned subsidiary, Digital Learning Institute Inc., a Delaware corporation (“Digital Learning”); and (i) Digital Learning’s wholly-owned subsidiary Software Education of America, Inc., a California corporation; (ii) Digital Learning’s wholly-owned subsidiary McKinley Educational Services, Inc., a California corporation; (iii) Digital Learning’s wholly-owned subsidiary Digital Knowledge Works, Inc., a Delaware corporation; (iv) Digital Learning’s wholly-owned subsidiary Coursemate, Inc., and (v) Digital Learning’s wholly-owned subsidiary Global, Inc., a California corporation (referred to collectively herein as the “Digital E-learning Business”). The Company recorded a gain of $1,948,554.

The following are the assets and liabilities of the disposed entities:

Amount
AP	$728,754
Accrued expenses	435,469
Due to related party	140,456
Loan payable	130,238
Other liabilities	492,837
Current Liabilities Total	1,927,754
Net liability disposed	(1,927,754)
Additional cash received	20,000
Gain on disposal of subsidiaries	$1,947,754

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of China Yongxin Pharmaceuticals Inc. and its consolidated subsidiaries for the three and nine month periods ending September 30, 2010 and September 30, 2009 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this quarterly report on Form 10-Q (“Form 10-Q”).

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. The words “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  These forward-looking statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in domestic and international political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of actual results or outcomes.

Overview

China Yongxin is a wholesale distributor and retailer of pharmaceuticals and health-related products in Jilin province in the northeastern region of the People’s Republic of China (“PRC” or “China”).  We currently own and operate 110 retail locations, most of which are situated in high-traffic residential districts, and eight wholesale distribution facilities throughout Jilin province. We enjoy strong retail brand name recognition in Jilin province, which we believe results from our quality service and reputation.  We believe that our customer service orientation, close contact with the local community, competitive price format, and broad product offerings provide a convenient and value-oriented shopping experience for our customers and has allowed us to build customer loyalty.  We also utilize our extensive retail network as a channel to provide affordable, quality, health and wellness products and services to our customers.  Our business model is based on integration of wholesale and retail operations, an approach that we consider to be relatively new in China.

We began retail operations in China in 2004.  The Company has rapidly grown and it currently has a retail chain of 110 drugstores as well as the wholesale distribution operations in Northeastern China.  Our corporate headquarters are located in City of Industry, California and the Company’s distribution operations are based in Changchun City, Jilin Province, China.  Substantially all of our employees are located in China.  As of September 30, 2010, we had 908 employees, including 143 pharmacists with requisite credentials, professional education and training, working at our retail drugstores.

China’s pharmaceutical market is one of the top five in the world in terms of overall size, now valued at over USD $37 billion, and is projected to continue to grow at an annual rate of 15.45% through 2013.  According to Business Monitor International, consumers spent $22.42 billion on prescription drugs (including patented and generic) in 2007, another $7.07 billion on OTC generic drugs, and $21 billion on traditional Chinese medicine.  By 2013, per capita spending on pharmaceuticals is projected to nearly double (from 2009), and as a percentage of overall GDP, is expected to increase from 0.97% to 1.16%, as universal health coverage is implemented, China’s economy continues to grow, more chronic diseases occur, and the average age of the population continues to increase.  The drug pricing and reimbursement environment remains heavily regulated in China, and the market is dominated by lower cost basic drugs.  However, we foresee rapid growth in the generic drug sector, and growth in over-the-counter drug sales.

The reform of China’s health care system began in 1997 after the State Council issued the Decision on Reform of the Health Care System, which historically has been dominated by state-run hospitals.  Since then, in 2004, the Chinese government initiated new regulations which have profoundly affected the system of drug prescription and dispensation in China, spurring the growth of retail pharmacies.  In August 2009, the Ministry of Health released a list of over 300 essential medicines known as the “Essential Drugs List”, including medicines deemed vital to the basic health care needs of the public, to be made available at heavily subsidized prices.  These reforms have further prompted the growth of retail pharmacies, as well as consolidation among distributors.  We are currently a licensed distributor and retailer in Jilin province. We currently sell 290 out of the 307 Essential Drugs, and over 95% of the drugs included in the Jilin Province Medical Insurance Catalogue which includes over 2,400 drugs (the “Insurance Catalogue”).

Our business consists of two major segments – a wholesale segment and a retail segment.  We were one of the first authorized distributors of essential drugs, and now one of fourteen, in Jilin Province.  In addition through our eight distribution facilities we act as a distributor for over 7,000 products, which we sell and distribute to over 270 medical institutions, over 200 community health services centers, over 600 hospitals in rural areas, over 100 regional sub-distributors and over 2,600 drugstores or clinics.  As for our retail segment, we operate 110 modern retail locations in Changchun, Baishan and Tianjin, serving over 350,000 customers in our registry of members.  In 2009 we sold or distributed over 800 types of medicines listed in the provincial insurance catalogue.

The Company considers the following to be its key competitive strengths:

1.
Management team with extensive industry experience.  Our management team is comprised of 11 members with an average age of 43.  Ninety percent of our management team holds at least a bachelor’s degree and 5 members hold a master’s degree. Most of our management has more than 10 years of experience working in the pharmaceutical industry, and have extensive logistics management experience and knowledge. We also employ 143 pharmacists, accounting for approximately 17% of all of our employees, and we employ a sales force of 150 employees.

2.
Scalability, reputation, and a wide distribution and retail network. We have an established reputation of providing reliable, quality customer service, modern store design, innovative access to medical care at in-store clinics, and customer access to medical professionals through our EDS system.  We are also capable of expanding our business and achieving further economies of scale by extending the reach of our distribution network, acquiring or building more distribution centers and acquiring or opening more retail locations.

3.
Unique industry position in drug distribution in Jilin province.  We have been designated by the Jilin Food and Drug Administration as a “Pilot Pharmaceutical Logistics Enterprise”, and management believes this is due to our modernized approach to logistics management.  To our knowledge we are the only firm to have been granted this status to date, which allows us to provide storage and logistics services to other drug distributors and pharmaceutical chain stores.  We also act as one of 14 licensed wholesale distributors certified and permitted by the Jilin Health Department to sell and distribute essential drugs in Jilin province.

4.
Use of modern information technology.  We use sophisticated information management systems, such as our Enterprise Resource Planning (“ERP”) third party logistics platform, Warehouse Management System (“WMS”), Warehouse Control System (“WCS”) and Transport Management System (“TMS”), to unify our management of drug distribution, operation of retail outlets and warehouses, transport and delivery, and billing.  Our logistics management system can manage real-time online orders, product storage, billing and provide storage information, order status and delivery status.

5.
Strong financial performance and cash flow generation.  We have enjoyed strong historical financial performance and steady cash flow. Our bank credit is rated A+ by local banks in Jilin province. We have been designated as a “AAA Rate Good Standing Enterprise” by the Provincial Business Association.

Notwithstanding our competitive strengths, we expect to face certain risks and uncertainties, including but not limited to:

•	our need for capital in order to expand;

•	the rapid growth of our competitors, and ongoing consolidation in our industry;

•	our ability to locate suitable retail locations at reasonable cost;

•	changes in government policies and regulations in China that may affect pricing and reimbursement patterns as well as the structure of our industry; and

•	change in the economic conditions in China that may affect consumer spending on the products we sell, among various other risks and uncertainties.

For a full discussion of the risks associated with our securities, please review our “Risk Factors” set forth in our filings with the Securities and Exchange Commission.

Recent Developments

In March 2009, the Chinese government announced certain changes to the national medical policy relating to the extension of medical benefits to rural areas in China (“National Medical Policy”) that will be gradually implemented from 2009 through 2011.  These revisions to the National Medical Policy extend medical insurance coverage to people who live in the rural areas of China, which includes approximately 40% of the Chinese population. Management believes the implementation of these revisions to the National Medical Policy would be highly beneficial to our sales and operations because the Company has a retail presence in rural areas and its wholesale distribution sales should also increase because it sells to retailers and hospitals in rural areas.  However, until recently the direction and specifics of the National Medical Policy has been unclear.  Due to this uncertainty, the Company made changes to its operations in the second half of 2009, including a shift in emphasis from the wholesale to the retail sector.   Since we began retail operations in 2004, we have established 110 retail locations.  Ten of these locations were opened during 2010 to date.

Specifically, in 2009 we placed greater emphasis on developing and expanding our retail segment in response to emerging market opportunities in retail. Over the past twelve months, the retail sector of our business has begun to generate a superior profit margin compared to our wholesale sector.  The growth of our retail and wholesale segments both require significant capital investments.  However, we tend to realize more immediate returns from investments in our retail segment.  Although overall sales were down in 2009, our gross profit nonetheless continued to increase due to the higher profit margin contributed by the retail segment.  In 2009, we significantly increased our investments in retail, while also continuing to develop, operate and maintain our wholesale operations, as each segment enhances the growth and profitability of the other.  We plan to further invest in both segments with capital from a combination of bank loans, equity offerings, and our internal cash flow.

During 2009 and up to the present, we have also added products with relatively high profit margins to our retail offerings, including cosmetics and certain health and nutritional products such as vitamins and supplements.  We believe that the addition of such products has increased our overall gross profit in 2009 and will continue to increase our gross profit margin over the next few years.

On June 30, 2010, we made an unsecured short term loan in the amount of $898,204 to Changchun Golden Century Commodities Concrete Construction Company Limited, a firm we plan to engage to provide construction material for the construction of a distribution center in Changchun in 2011.  The purpose of the loan was to provide working capital to our vendor.  The loan matures on November 30, 2010, and bears interest at the rate of 4.86% per annum.  A copy of the loan agreement is included as Exhibit 10.35 to this report.

On July 22, 2010, we made an unsecured short term loan in the amount of $1,991,018 to Jilin Province Dingjian Natural Plant Base Company Limited, one of our suppliers.  The purpose of the loan was to provide working capital to our supplier, and to strengthen our business relationship with the firm.  The loan matures on November 30, 2010, and bears interest at the rate of 4.86% per annum.  A copy of the loan agreement is included as Exhibit 10.34 to this report.

In September 2010, we entered into two letters of intent to acquire two separate retail drugstore chains.  In the first, we signed a letter of intent with Liwen Tien (an individual) to conduct a consolidation of 12 Baokang retail stores and clinics and establish a new company to be named (in part) Baokang (“New Company”) in order to further develop the drug retail market in Jilin Province.  If consummated, we would pay a total of RMB 8,520,000 (approximately USD $1.3 million) in connection with the consolidation of the Business, of which RMB 5,540,000 (approximately USD $800,000) would be paid to Liwen Tien as consideration, and RMB 2,980,000 (approximately USD $440,000) of which would be contributed as capital to the New Company in exchange for a 65% interest in the New Company.  Second, we signed a letter of intent with Shan Gao (an individual) to acquire the Changchun Pharmaceutical Distribution Center and its 13 retail stores for a proposed acquisition price of RMB 22,920,000 (approximately USD $3.4 million).   Under both letters of intent, upon the payment of a deposit (RMB 500,000 in the case of Liwen Tien and RMB 1,000,000 in the case of Shan Gao, neither of which have been paid to date), the sellers must deal with the Company exclusively, these deposits will be forfeited if we do not consummate the acquisitions within an agreed amount of time after payment of the deposits.

During 2010, the Chinese central government provided additional guidance and clarification on medical reform which has improved confidence among manufacturers, suppliers, distributors, medical service providers and retailers, and this has encouraged business decisions and commitments that previously may have been deferred due to uncertainty surrounding application and interpretation of the new regulations.  As evidence of this surge in confidence, in August 2010, we entered into sales agreements with over 500 medical institutions in 17 out of 41 counties in Jilin province.  Management believes that this heightened level of contract formation would not have been possible prior to the government’s guidance and clarification on medical reform.  As a result of these new sales agreements, management expects to solidify its business relationships with manufacturers and suppliers, providing for greater stability in wholesale revenue.

Also in 2010, the Chinese central government notably extended medical benefits to cover residents living in rural areas of China, where approximately two-fifths of the nation’s population resides.  As a result, the Company believes that its operations and sales are poised to benefit due to anticipated increases in sales through the Company’s rural retail locations and increased wholesale distribution sales to drugstores and hospitals in rural areas.  Specifically, increased coverage is expected to result in an increase in drug consumption, which would lead to more orders and wholesale volume.  Prior to March 2010, we distributed products (especially essential drugs) to other distributors who then handled distribution to hospitals and clinics.  Since then, increasingly we have been entering into distribution relationships directly with hospitals and clinics, and have increased the number of our wholesale customers in the rural areas, thus increasing revenue from medical institution while earning a higher profit margin.  Currently our sales and distribution network covers all areas of Jilin province.

The Insurance Catalogue was revised in 2009 by the Chinese government to include additional categories and types of pharmaceuticals, and in 2009 we sold or distributed over 95% of the types of drugs listed in the Insurance Catalogue. The revenues attributable to sales of products covered under the Insurance Catalogue during the fiscal years ended December 31, 2009 and 2008 represented 61.7% and 35% respectively, of our total revenues for those periods. However, the Company’s overall revenues for fiscal year 2009 decreased approximately 19.5% compared to 2008. The decrease was attributable to a decrease in sales from the wholesale sector of our business, which included sales to hospitals, medical facilities and other retailers which currently represents approximately 70% of our total net revenues. Sales volume from the wholesale sector of our business decreased in 2009 due to uncertainty of the direction and implementation of health care reform in China, as discussed above.  Since December 31, 2009, our wholesale business has rebounded and stabilized, and management believes that growth in our wholesale segment is likely to resume.

We believe that recent developments in medical reform in China pose an unprecedented opportunity for us to expand our business in the pharmaceutical distribution and retail industry.  However, we face multiple challenges in achieving our objectives in expanding our business and market share.

Among these challenges:

•
We require external capital in order to establish new retail locations and distribution hubs at the rate we plan, and this is dependent on our ability to raise capital on acceptable terms.  As part of our strategy we are seeking to list our securities on a U.S. national exchange, and to conduct an underwritten offering of our equity securities.  In addition, we are working to secure loans from other capital sources within China.

•
We face growing competition from other distributors and retailers who may pursue the same business opportunities or enter the market in which we compete.   Some of these competitors or potential competitors have perhaps greater access to capital resources than we do.  In response we are continuing to pursue and develop our wholesale business relationships by negotiating and establishing agreements with suppliers and manufacturers.  We have also been actively pursuing acquisition opportunities to capture market share, and have continued to execute on our plan to open new retail locations.  We have been continuously working to enhance our customer service by improving our operations management, and by deploying advanced information technologies to provide customers with vital information that they need and require.

•
We face the prospect of rising lease or property-related costs for new retail locations, as urban areas in prized key markets in China become increasingly expensive.   We plan to use a portion of the proceeds from our financing activities to acquire existing businesses that have favorable leasing arrangements, or the acquisition of real property to secure favorable arrangements for our retail locations, in an effort to protect against rising rents for preferred locations.

•
We operate in a highly regulated industry in China, and while thus far government policies have been favorable to drug distributors and retailers.  However, we cannot make any assurances with regard to how government policies may change in the future.

•
Growth of the overall pharmaceuticals market and our market opportunities depend on continued growth of the Chinese economy and individual spending power, however we cannot predict the prospects for the Chinese economy, particularly following the global recession of 2008 – 2009.

Despite the above challenges, risks, trends and uncertainties, we see the growth in per capita incomes and life expectancies, an aging population which is shifting the medical needs of the public, a general increase in health care spending per capita, and the gradual expansion of health care coverage, and the gradual de-centralization of the hospital-centric medical care system in China, as continuing trends that now affect and will affect our business.  In 2010 and in the foreseeable future, we see no reason for these trends to discontinue.

Corporate Structure

Our corporate structure consists of the following consolidated subsidiaries:

1.	Changchun Yongxin Durui Medical Co., Ltd. (“Yongxin”), through which we operate our wholesale pharmaceuticals distribution business and in which the Company owns an 80% equity ownership interest;

2.
Jilin Province Yongxin Chain Drugstore Ltd. (“Yongxin Drugstore”), through which we operate 42 pharmacy retail drugstores and which we control through Yongxin’s equity ownership interest in Yongxin Drugstore, and through an Entrustment Agreement described more fully below by and between Yongxin, on the one hand, and Yongxin Liu (our CEO and Chairman) and Yongkui Liu (a Company Vice President and former director), on the other hand;

3.	Tianjin Jingyongxin Chain Drugstore Ltd. (“Jingyongxin Drugstore”), through which we operate 26 pharmacy retail drugstores and in which Yongxin Drugstore owns a 90% equity ownership interest; and

4.	Baishan Caoantang Chain Drugstore Ltd. (“Caoantang Drugstore”), through which we operate 32 pharmacy retail drugstores and in which Yongxin Drugstore owns 100% of the equity ownership interest.

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

While our latest significant accounting policies are described in Note 2 to the unaudited consolidated financial statements for the period ended September 30, 2010 commencing on page F-1 under the section above titled “Summary of Significant Accounting Policies,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Non-Controlling Interest

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP. The Company owns an 80% interest in Yongxin, and Yongxin Liu and Yongkui Liu own 11% and 9% of Yongxin, respectively.  The 20% equity interest held by Yongxin Liu and Yongkui Liu represents non-controlling interest and the Net Income Attributable to Minority Shareholders amounted to $6,593,539 as of September 30, 2010 compared to $5,687,633 as of December 31, 2009.

The Company owns, through its subsidiary Yongxin Drugstore, a 90% ownership interest in Jinyongxin Drugstore.  The remaining 10% interest in Jinyongxin Drugstore is owned by third parties.  As of September 30, 2010 and December 31, 2009, the 10% equity interest and net profit to minority stockholders amounted to $47,006 and $26,917, respectively.

Inventories

Inventories are valued on a lower of weighted average cost or market basis.   Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. Management compares the cost of inventory with the market value and allowance is made for writing down their inventory to market value, if lower. Work in process inventory includes the cost of raw materials and outsource processing fees.

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

Reverse Stock Split

Effective May 24, 2010, the Company effected a reverse stock split with a ratio of 1-for-12, whereby each twelve (12) issued and outstanding shares of the common stock of the Company, par value $0.001 per share (“Common Stock”) was combined into one (1) share of Common Stock (the “Reverse Split”), pursuant to the Certificate of Amendment of the Certificate of Incorporation that the Company filed with the State of Delaware’s Secretary of State (“Certificate of Amendment”).  The Company’s Common Stock, on a split-adjusted basis, has a new CUSIP number of 16946Y 207.

Throughout this report, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.  The term “pre-reverse split” as used in this report means a number of shares of common stock issued or outstanding prior to May 24, 2010 without giving effect to the Reverse Split.   The term “post-reverse split” as used in this report refers to the number of shares of common stock prior to any adjustment for the Reverse Split on May 24, 2010.

Results of Operations

Three and Nine Month Periods Ended September 30, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$10,515,586	$10,812,529	$32,351,546	$29,156,020
Cost of Goods Sold	(6,829,661)	(7,667,014)	(23,442,133)	(21,060,847)
Gross Profit	3,685,925	3,145,515	8,909,413	8,095,173

Operating Expenses:
Selling expenses	1,142,085	912,094	2,900,904	2,495,546
General and administrative	2,116,908	2,350,837	3,623,259	3,825,981
Total Operating Expenses	3,258,993	3,262,931	6,524,163	6,321,527
Income from Operations	426,932	(117,416)	2,385,250	1,773,646
Other Income (Expense):
Gain on settlement of debt	-	-	75,000	-
Other income	1,016,312	1,112,309	1,231,197	1,906,864
Other expense	(13,336)	(19,981)	(57,598)	(40,763)
Interest Income (Expense)	(70,726)	(6,919)	(184,239)	1,066
Beneficial conversion fee and warrant fee amortization	(444,289)	-	(628,153)	-
Total Other Income	487,961	1,085,409	436,207	1,867,166

Operating Income Before Tax & Non-controlling Interest	914,893	967,993	2,821,457	3,640,812

Provision for Income Tax	(658,756)	(233,908)	(1,283,272)	(964,474)

Net Income Before Non-controlling Interest	256,137	734,085	1,538,185	2,676,338

Non-controlling Interest	(424,738)	(240,362)	(795,807)	(670,747)

Net Income / (loss) from continued operations	(168,601)	493,723	742,378	2,005,591

Discontinued operations
Gain on disposal of subsidiaries	-	-	1,948,553	-
Gain / (loss) from discontinued operations	-	(21,610)	10,997	(68,685)
Total income / (loss) from discontinued operations	-	(21,610)	1,959,550	(68,685)

Net Income	(168,601)	472,113	2,701,928	1,936,906
Other Comprehensive Item
Foreign exchange translation gain (loss)	445,180	(17,742)	544,710	598

Net Comprehensive Income	276,579	454,371	3,246,638	1,937,504

Earning per share
Basic	(0.03)	0.18	0.52	0.74
Diluted	(0.03)	0.17	0.43	0.73

Weighted average number of shares outstanding
Basic	5,377,378	2,638,922	5,115,082	2,607,409
Diluted	6,502,378	2,677,160	6,240,082	2,645,647

Comparison of Three months Ended September 30, 2010 and 2009.

Net Revenues.  For the three month period ended September 30, 2010, net revenues decreased approximately 2.74% from $10,812,529 for the three month period ended September 30, 2009 to $10,515,586 for the same period ended September 30, 2010.  For the three months ended September 30, 2010 and 2009, net revenues consisted of the following:

	Three Months Ended September 30,
	2010	2009
Wholesale	$6,749,435	$7,055,306
Retail	3,766,151	3,757,223
Total Net revenues	$10,515,586	$10,812,529

Wholesale net revenues decreased by $305,871, representing a 4.34% change, from $7,055,306 in the three months ended September 30, 2009 to $6,749,435 in the three months ended September 30, 2010.  This decrease in net revenue was due to a reduction in sales to other distributors with low gross profit margins, as the Company made a shift toward higher-margin wholesale customers such as medical institutions.  In 2010, we strategically targeted the medical institution market to develop sales relationships with hospitals, clinics, and other medical institutions as high-margin wholesale customers.  In the three month period ended September 30, 2010, we added 238 new medical institutions and 978 new retailers as wholesale customers.  Because of this shift in wholesale strategy, however, sales to other distributors declined by $1,953,945 for the three months ended September 30, 2010 as compared to the prior year, representing a 27.56% decline.  However, this decrease was offset by a $1,243,053 increase in sales to medical institutions (representing a 17.54% increase), and a $372,764 increase in sales to other retailers (representing a 5.26% increase) for the three months ended September 30, 2010 as compared to the same period in the prior year.   The decrease in sales to other distributors, offset by the increase in sales to medical institutions and other retailers, resulted in a net decrease of $338,128 in revenue from wholesale operations as compared with the three month period ended September 30, 2009.

Retail net revenues slightly increased by 0.24%, from $3,575,223 in the three months ended September 30, 2009 to $3,766,151 in the three months ended September 30, 2010.  Retail revenues for the three month period ended September 30, 2010 were higher due to the following factors (1) $425,770 in additional revenue was from the 21 new retail drugstores that we opened from July 1, 2009 to September 30, 2010; (2) $105,225 in additional revenue was deferred and recognized as “accrued revenue” due to the fact that the Jilin Social Security Administration and Changchun Social Security Administration provided reimbursement for only 90% of sales in the latest month pending verification of reimbursements through its medical record system (the remaining 10% is payable in the following year, provided the government finds we are in full compliance with national health program regulations).  In 2009, 100% of reimbursement revenue was fully collected with no 10% holdback, thus a holdback that applied in the most recent quarter caused a $105,225 decrease in net retail revenue as compared to the three months ended September 30, 2009.  Additionally, in the most recent quarter, city road construction impeded customer traffic to four of our retail stores in Chaungchun and Baishan, which caused our retail revenue to decline by an estimated $329,473. Management believes this construction may continue for one or more quarters, however, once road construction is complete, we expect sales for these locations to resume at a normal level.

Cost of Goods Sold.  Cost of goods sold, which mainly consisted of the procurement of drugs from suppliers and manufacturers, was $6,829,661, or approximately 64.95% of net revenues for the three month period ended September 30, 2009, as compared to $7,667,014, or approximately 70.91% of net revenues for the same period in 2010.  For the three months ended September 30, 2010 and 2009, cost of goods sold consisted of the following:

	Three Months Ended September 30,
	2010	2009
Wholesale	$4,711,466	$5,270,706
Retail	2,118,195	2,414,663
Total Cost of Sales	$6,829,661	$7,667,014

Wholesale cost of goods sold decreased by $559,240, or approximately 10.3%, from $5,270,706 in the three months ended September 30, 2009 to $4,711,466 for the three months ended September 30, 2010.   The decrease in wholesale cost of goods was mainly due to a decrease in wholesale revenue, however, the decrease was partly attributable to efforts to control and reduce procurement costs by selecting suppliers with the most competitive prices for products available from multiple suppliers.

Retail cost of goods sold decreased by $295,468, or approximately 12.3%, from $2,414,663 in the three months ended September 30, 2009 to $2,118,195 in the three months ended September 30, 2010.  The decrease is mainly attributable to the Company’s efforts to control and reduce procurement costs for our retail operation.

Gross Profit.  Gross profit increased approximately $540,410, from $3,145,515 for the three month period ended September 30, 2009 to $3,685,925 for the three month period ended September 30, 2010, representing a  17.18% increase.   Of this increase, approximately $328,218 in additional gross profit was due to increased sales to medical institutional customers. An additional $100,000 in gross profit was added through our 21 new retail drugstores opened from July 1, 2009 to September 30, 2010.  Another $66,000 in gross profit was due to the addition of some products we carry to the Essential Drug Catalogue under the national medical insurance program.  An additional $32,290 in gross profit was added by increased sales through existing retail drug stores.  The increase in our gross profit for the 3 month period ended September 30, 2010 reflected the continuous effort of our management in adding higher margin products to the Company’s wholesale and retail sales mix.

Selling Expenses.  Selling expenses increased approximately 25.22% from $912,094 for the three month period ended September 30, 2009 to $1,142,085 for the same period in 2010.   The increase in selling expenses was mainly attributable to an increase in headcount and salary expense, which added $219, 228 to selling expenses.  This constituted 95% of the total increase of the selling expenses.  From the period ended September 30, 2009 to September 30, 2010, we added 162 employees, including 67 sales professionals and staff in wholesale, and 95 employees for our retail segment. These employees were required to meet the demands of our change in strategy for our wholesale business and to staff our new stores in our retail business.

General and Administrative Expenses.  General and administrative expenses were $2,350,837 for the three month period ended September 30, 2009, as compared to $2,116,908 for the three month period ended September 30, 2010, representing a decrease of 10%.  This decrease was largely due to a decrease in bad debt expenses of $1,056,012, offset by an increase in litigation, service expense and settlement costs amounting to $822,083, for the three month period ended September 30, 2010 as compared to the same three month period in the prior year.  The net effect of these two offsetting factors resulted in a reduction in overall general and administrative expenses.

Other Income.  Other income decreased 55.04% from $1,085,409 for the three month period ended in September 30, 2009 to $487,961 in the same period in 2010.  The decrease of other income was mainly due to a reduction in promotional income for the three month period ended September 30, 2010, as compared to the same period of 2009.  For the three month period ended September 30, 2009, we held fewer promotional events for drug makers, which resulted in lower promotional income.  Instead, in the three month period ending September 30, 2010 the Company put more efforts into the development of its own medical market instead of undertaking product promotion activities on behalf of drug makers.

Other income was offset by amortization of our financing expenses for our issuance of convertible debt and warrants.  The Company issued a total of $1,075,000 in principal amount of convertible notes, along with warrants for the purchase of 952,230 shares of its common stock with an exercise price of $6.00 per share, during the nine months ended September 30, 2010, resulting in the following expenses:

Nine Months Ended September 30, 2010
Beneficial Conversion Feature	$601,955
Fair Value of Warrants	473,045
Total Value of Securities Issued	1,075,000
Other Financing Expenses	179,519
Total Financing Expenses:	$1,254,519

Total expenses for the note and warrant financing amounted to $1,254,519. In accordance with US GAAP these expenses was amortized within the applicable 36 month vesting period.  For the three months ended September 30, 2010, $95,626 of the above financing expenses had been amortized and recorded.   An additional $348,663 in expenses recorded represent expenses immediately realized, against $375,000 in principal amount of the convertible notes that were converted as of September 30, 2010.  At September 30, 2010, the balance of the unamortized financing expense was $626,366.  For details regarding the accounting for our convertible note and warrant financing, please also refer to information disclosed in Notes 15 and 17 of our unaudited financial statements for the nine months ended September 30, 2010.

Net Income.  Net income decreased 135.71% from a net income of $472,113 in the three month period ended September 30, 2009 to a net loss of $168,601 in the three month period ended September 30, 2010.  For the three months ended September 30, 2010 and 2009, net income consisted of the following:

	Three months Ended September 30,
	2010	2009
Wholesale	$905,664	$494,131
Retail	591,806	508,627
Unallocated	(1,666,071)	(530,645)
Total Net Income	$(168,601)	$472,113

Wholesale net income increased by 83.28% from $494,131 for the three months ended September 30, 2009 to $905,664 for the three months ended September 30, 2010.  The increase was attributable to the additional $411,533 in net profit generated from sales to customers with higher margins after the Company adjusted its wholesale strategy.

Retail net income increased 16.4% from $508,627 for the three months ended September 30, 2009 to $591,806 for the three months ended September 30, 2010.   The increase was attributable to the net income generated from increased essential drug sales and an increase in sales of covered drugs under the government’s new medical insurance program.

Unallocated net income in the three month period ended September 30, 2010 mainly consisted of net income from net expense attributable to non-controlling interest of $424,738, legal and accounting expenses of 822,083, and financing expenses of $444,289, and certain other items not allocable to a segment.  Unallocated net expense increased by 214% from an expense of $530,644 for the three months ended September 30, 2009 to an expense of $1,666,071 for the three months ended September 30, 2010.   We categorize the above expenses as unallocated since they are not directly related to our business segments are not allocable to a segment.

Comparison of Nine Months Ended September 30, 2010 and 2009.

Net Revenues.  For the nine month period ended September 30, 2010, our net revenues increased by approximately 10.96% from $29,156,020 to $32,351,546 for the nine month period ended September 30, 2010.  Net revenues consisted of the following:

	Nine Months Ended September 30,
	2010	2009
Wholesale	$21,202,719	$18,860,332
Retail	11,148,827	10,295,688
Total Net revenues	$32,351,546	$29,156,020

Wholesale net revenues increased by $2,342,387, from $18,903,637 in the nine months ended September 30, 2009 to $21,202,719 in the nine months ended September 30, 2010, representing a 12.42% increase.  This increase in net revenue was due to higher sales to medical institutions, as we shifted our wholesale strategy away from selling to lower-margin distributors, and targeted higher-margin hospitals, clinics and other similar institutions.  As a result of this shift, net sales to other distributors decreased by $157,656, which was offset by a $1,446,605 increase in sales to medical institutions as well as a $1,053,438 increase in sales to other retailers.

Retail net revenues increased by $853,139, or 8.29%, from $10,295,688 in the nine months ended September 30, 2009 to $11,148,827 in the nine months ended September 30, 2010.  Retail revenues for the nine month period ended September 30, 2010 were higher mainly due to $825,442 in incremental sales through 21 new retail drugstores which were added from September 30, 2009 to September 30, 2010.

Cost of Goods Sold.  Cost of goods sold, which mainly consisted of the procurement of drugs from suppliers and manufacturers, was $21,060,847, or approximately 72.23% of net revenues for the nine month period ended September 30, 2009, as compared to $23,442,133, or approximately 72.46% of net revenues for the same period in 2010.  For the nine months ended September 30, 2010 and 2009, cost of goods sold consisted of the following:

	Nine Months Ended September 30,
	2010	2009
Wholesale	$16,486,499	$14,327,504
Retail	6,955,634	6,733,343
Total Cost of Sales	$23,442,133	$21,060,847

Wholesale cost of goods sold increased by approximately 15.07% from $14,327,504 in the nine months ended September 30, 2009 to $16,486,499 for the nine months ended September 30, 2010.  The increase in wholesale cost of goods corresponded with an increase in wholesale net revenues.  In addition, an increase in the prices we pay suppliers and manufacturers for certain drugs, such as antibiotics and certain herbal medications, led to an increase in overall wholesale cost of goods.   Management also believes that rising labor costs and inflation in China also contributed to the increase in wholesale cost of goods.

Retail cost of goods sold increased by approximately 3.3% from $6,733,343 in the nine months ended September 30, 2009 to $6,955,634 in the nine months ended September 30, 2010.  The increase in retail cost of goods sold was mainly related to the increase of the retail sales, however, some of the reduction in retail cost of goods was a result of the Company’s efforts to control and reduce procurement costs for its retail stores.

Gross Profit.  Gross profit increased approximately 10.06% from $8,095,173 for the nine month period ended September 30, 2009 to $8,909,413 for the nine month period ended September 30, 2010.  This increase in gross profit was mainly attributable to incremental sales through the 21 new retail drugstores that were added through 21 new retail drugstores which were added from September 30, 2009 to September 30, 2010.  In addition, incremental sales resulting from the inclusion of products we well in the Essential Drug Catalogue under the national medical insurance program, which are reimbursable to recipients when purchased from authorized pharmacies.  The increase in our overall gross profit margin was also due to adjustments in our product mix to include higher margin drugs.

Selling Expenses.  Selling expenses increased approximately 16.24% from $2,495,546 for the nine month period ended September 30, 2009 to $2,900,904 for the same period in 2010.  The increase of the selling expenses was due to our increase in headcount by 162 employees during the period between September 30, 2009 and 2010. This included 67 sales professionals and staff newly hired to develop and expand our wholesale segment, and an additional 95 employees for the retail business respectively.  Salary expense increased by $312,411, which represented 77% of the total increased selling expenses.  Additional depreciation expenses of $92,947 were incurred for equipment purchases as well as start-up costs for newly opened retail drugstores in the nine months period ended September 30, 2010.

General and Administrative Expenses.  General and administrative expenses were $3,825,987 for the nine month period ended September 30, 2009, as compared to $3,623,259 for the nine month period ended September 30, 2010, representing a decrease of 5.33%.  This decrease was largely because we had no bad debt expense in the nine month period ended September 30, 2010, in contrast to a bad debt expense of $1,372,350 in the third quarter of 2009.  Also, in the nine months ended September 30, 2010, we had a $1,169,622 increase in litigation and settlement expenses compared to the same period in the prior year.  The net effect of these two offsetting factors resulted in the 5.33% reduction in overall general and administrative expenses.

Other Income.  Other income decreased by 76.64% from $1,867,166 for the nine month period ended in September 30, 2009 to $436,207 in the same period in 2010.  For the nine month period ended September 30, 2009, we held two major promotional events through which we garnered substantial sponsorship and promotional fees from suppliers.  These promotional events were held at the request of our suppliers in order to market and promote new products during the market downturn in 2009.  In 2010, our suppliers did not hold similar promotional events partly in response to an overall improvement in local economic conditions.  For the nine month period ended September 30, 2010, we did not conduct any major promotional events, and accordingly our other income decreased compared to the same period ended September 30, 2009.

Other income was offset by amortization of our financing expenses for our convertible debt and warrant financing.  The Company issued a total of $1,075,000 in principal amount in convertible notes, along with warrants for the purchase of 952,230 shares of its common stock with an exercise price of $6.00 per share, during the nine months ended September 30, 2010, resulting in the following expenses:

Nine Months Ended September 30, 2010
Beneficial Conversion Features	$601,955
Fair Value of Warrants	473,045
Total Value of Securities Issued	1,075,000
Other Financing Expenses	179,519
Total Financing Expenses:	$1,254,519

Total expenses for the note and warrant financing amounted to $1,254,519. In accordance with US GAAP these expenses was amortized within the applicable 36 month vesting period.  For the nine months ended September 30, 2010, $279,490 of the above expenses had been amortized and recorded.   An additional $348,663 in expenses recorded represent the expenses immediately realized, against $375,000 in principle amount of the convertible notes that were converted as of September 30, 2010.  At September 30, 2010, the balance of the unamortized financing expense was $626,366.  For details regarding the accounting for our convertible note and warrant financing, please also refer to information disclosed in Notes 15 and 17 of our unaudited financial statements for the nine months ended September 30, 2010.

Net Income.  Net income increased 39.5% from a net income of $1,936,906 in the nine month period ended September 30, 2009 to a net income of $2,701,928 in the nine month period ended September 30, 2010. For the nine months ended September 30, 2010 and 2009, net income consisted of the following:

	Nine Months Ended September 30,
	2010	2009
Wholesale	$2,102,020	$2,069,823
Retail	1,017,212	1,185,445
Unallocated	(417,304)	(1,318,362)
Total Net Income	$2,701,928	$1,936,906

Wholesale net income declined by 1.56% from $2,069,823 for the nine months ended September 30, 2009 to $2,102,019 for the nine months ended September 30, 2010. The decrease was attributable to an increase in wholesale cost of goods sold, higher legal, financing and accounting expenses, and a decrease in sponsorship and promotional income classified as other income.

Retail net income decreased 14.2% to $1,017,212 for the nine months ended September 30, 2010, compared to $1,185,445 for the same period in the prior year.  Even though our retail net revenues increased by 8.29% for the nine months ended September 30, 2010 compared to the same period in 2009, such revenues were offset by expenses related to the opening of 10 additional retail drugstores during the nine months ended September 30, 2010, amounting to approximately $168,233.  Excluding these start-up costs, retail net income did not change substantially between the nine months ended September 30, 2010 and 2009.

Unallocated net income (expense) in the nine month period ended September 30, 2010 mainly consisted of income gained from the disposal of the liabilities associated with the e-learning business of $1,948,553, net income attributable to non-controlling interest of $795,807, legal, accounting and service fee expenses of $941,897, financing expenses of $628,153, and certain other expenses not allocable to a segment.  We categorize the above income and expenses as unallocated since they are not directly related to our business segments are not allocable to a segment.   Unallocated net expense decreased by 68.35% from an expense of $1,318,362 for the nine months ended September 30, 2009 to an expense of $417,304 for the nine months ended September 30, 2010.  This decrease in unallocated net expense was mainly due to the sale of our e-learning business during the first quarter of 2010, which was unrelated to our current pharmaceutical operations. As a consequence of this sale, we transferred approximately $1.9 million in liabilities associated with the e-learning business, to the purchaser of the e-learning business.

Liquidity

Cash Flow

Net cash flow used in operating activities was $3,172,770 for the nine month period ended September 30, 2010, as compared to net cash flow provided by operating activities in the amount of $2,626,117 for the nine month period ended September 30, 2009.  The decrease in net cash provided by operating activities was primarily attributable to payments which amounted to $2,700,832 for procurement of pharmaceuticals, mainly to build up our inventory for the opening of additional drugstores, and to expand our wholesale operations.  In addition, we agreed to accept bank-guaranteed notes with a three to six month maturity, similar to letters of credit, from certain of our customers in lieu of cash for their purchases during the nine month period ended September 30, 2010.  Since the notes are bank-guaranteed, risk of non-collectability is considered negligible.  Our acceptance of these notes in lieu of cash caused a decrease in net cash flow used in operating activities.

             Net cash flow used in investing activities was $577,941 during the nine months ended September 30, 2010, as compared to cash outflow of $1,078,011 for the same period in 2009.  For the nine months ended September 30, 2010, the net cash outflow from investing activities decreased mainly because we purchased less property and equipment during the nine month period ended September 30, 2010 as compared to the same period in the prior year.

  Net cash flow provided by financing activities increased from a cash outflow of $752,249 for the nine months ended September 30, 2009 to a cash inflow of $3,530,829 for the nine months ended September 30, 2010.  The increase was mainly due to an increase in cash from financing activities in the amount of $1,155,323 for the issuance of our securities, and receipt of loans from non-related parties in the amount of $2,375,506.

Capital Resources

At September 30, 2010, we had cash and cash equivalents of $1,631,986, other current assets of $35,258,090 and current liabilities of $11,656,529.  We presently finance our operations primarily out of cash flow from operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.  We expect to generate positive operating cash flow for the remainder of 2010.

In the nine months ended September 30, 2010 we have thus far opened 10 retail drugstores, and we expect to open additional stores for the remainder of 2010 through 2012.  In order to finance our growth and expansion, or if we pursue other opportunities for investment, acquisition, or strategic cooperation, however, we may require additional cash resources.  If we determine that our cash requirements exceed the amounts of cash on hand, we may rely on proceeds from an equity or other type of financing for additional working capital to complete these projects.  We may seek to issue debt or equity securities or obtain short-term or long-term bank financing.  Any issuance of equity securities could cause dilution of our stockholders’ interests.  However, at this time, other than the above we are not aware of any known demands, commitments, events, or uncertainties that will or may be reasonably likely to result in material changes in our liquidity.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2010, we had approximately $1,631,986 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. We use the United States Dollar (“U.S. Dollars”) for financial reporting purposes but all of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.  During the years ended December 31, 2009 and 2008, we recorded net foreign currency gains of $123,209 and $824,961, respectively.  During the three months ended September 30, 2010, we recorded a net foreign currency gain of $445,180 compared to a net foreign currency Loss of $17,742 for the same period in 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Part II. Other Information

Item 1. Legal Proceedings

Although China Yongxin is a party in the litigation matters described below, all of these legal proceedings relate to the Company’s predecessor company, Digital Learning Management Corporation and its activities prior to the Reverse Acquisition Transaction, and they are not related to China Yongxin’s current business:

On or about October 17, 2008, in the legal proceeding titled Craig Nagasugi v. Digital Learning Management Corporation, et al., a former officer of the Company (then named Digital Learning) initiated an action in Los Angeles Superior Court, Central District, against Digital Learning Management Corporation alleging claims for damages related to an alleged employment agreement.  On December 29, 2008, the Company filed an Answer to the Complaint.   The matter went to trial on or about November 2, 2009 and concluded as of November 9, 2009.  The case resulted in a judgment against the Company for $641,018.  The court entered a revised judgment in the amount of $746,487.37 against the Company on April 20, 2010 to reflect attorney fees.  As of the date of this filing, the judgment has not been paid.  Presently the Company’s parent corporation holds insufficient funds to pay the judgment.

Under Allaudin Jinnah v. China Yongxin Pharmaceuticals Inc., filed in Los Angeles Superior Court, Central District, on or about June 27, 2008, the Company defended itself against claims for open account and intentional misrepresentation.  Prior to the Reverse Acquisition, Plaintiff was an officer of the Company and claimed that the Company breached an employment agreement concerning compensation and that the Company, alleging Umesh Patel and Ning Liu committed fraud by making misrepresentations concerning stock that they promised to give to Plaintiff to settle his claims.  The Plaintiff sought past due attorneys’ fees for services rendered in the amount of $193,100.  The Plaintiff also sought 67,000 shares (pre-Reverse Split) of the Company’s common stock.  The Plaintiff filed a motion to enforce the Company’s settlement to receive up to a $50,000 judgment and 200,000 to 400,000 shares (pre-Reverse Split) of the Company’s common stock.  At the hearing to enforce the settlement, the court entered judgment against the Company for $50,000 plus 200,000 shares (pre-Reverse Split) of the Company’s common stock.  The court ordered the Company to issue an additional 200,000 shares (pre-Reverse Split) of the Company’s common stock as collateral for the $50,000.  The said judgment was paid and satisfied in full by the Company in February 2010.

The Company was also involved in a legal proceeding named Wells Fargo Bank. N.A.. v. Software Education for America Inc. filed in Orange County Superior Court on or about November 9, 2004.   Wells Fargo brought an action to collect on a promissory note issued by Software Education and guaranteed by Mr. Koosed.   Mr. Koosed then brought a cross-complaint against Digital Learning Corporation (the Company as it was named prior to the Reverse Acquisition) on the grounds that Digital Learning Corporation promised to indemnify him for his guaranty.  A stipulated judgment was entered against Digital Learning Corporation.  Mr. Koosed then amended the judgment to name the Company as the successor-in-interest to Digital Learning Corporation.  The Cross-Complainant, Mr. Koosed, sought to amend a $219,000 judgment he obtained to include a subsidiary of the predecessor-in-interest of the Company, which was not named or a participant in such lawsuit.  On May 8, 2009, the Orange County Superior Court rendered a decision to enter a judgment of $219,000 against the Company.  This judgment was satisfied in full by the Company in February 2010.

Under Adnan Mann v. China Yongxin Pharmaceuticals Inc. , on or about March 10, 2009, a former employee filed claims for unpaid wages and penalties under the California Labor Code and applicable Industrial Wage Orders.  On July 10, 2009, the Company filed an Answer to the Complaint denying liability.  The Company and the former employee entered into a stipulation on May 10, 2010 in the amount of $241,733.28.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.    [Removed and Reserved]

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

10.32
Letter of Intent entered into by and between the Company and Mr. Shan Gao on September 25, 2010 (supersedes Framework Agreement dated July 18, 2010). (English Translation) (incorporated by reference to Exhibit 10.32 to the Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 4, 2010)

10.33
Letter of Intent entered into by and between the Company and Mr. Liwen Tian on September 25, 2010 (supersedes Framework Agreement dated May 15, 2010). (English Translation) (incorporated by reference to Exhibit 10.33 to the Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on November 4, 2010)

10.34	Loan Agreement dated July 22, 2010 (Dingjian Natural Plant Base Co.)

10.35	Loan Agreement dated June 30, 2010 (Changchun Golden Century)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YONGXIN PHARMACEUTICALS INC.

Dated: November 22, 2010	/s/ Yongxin Liu
Yongxin Liu
Chairman of the Board and Chief Executive Officer

Dated: November 22, 2010	/s/ Harry Zhang
Harry Zhang
Chief Financial Officer